Form 10-Q
period 1995-09-30
FIRST CAPITAL GROWTH FUND-XIV
filed 1995-11-14
CIK 826745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                   September 30, 1995
                         -------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------    ----------------------
    Commission File Number:                       0-17611
                           -----------------------------------------------------

      First Capital Growth Fund - XIV, A Real Estate Limited Partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Illinois                                              36-3552804
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois           60606-2607
-------------------------------------------------------      -------------------
      (Address of principal executive offices)                    (Zip Code)

                                (312) 207-0020
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

Documents incorporated by reference:

The First Amended and Restated Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated December 8, 1988, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                     September 30,
                                                         1995      December 31,
                                                      (Unaudited)      1994
-------------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                                 $1,319,000    $1,319,000
 Building and improvements                             6,940,200     6,833,800
-------------------------------------------------------------------------------
                                                       8,259,200     8,152,800
Accumulated depreciation and amortization               (921,700)     (730,500)
-------------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                        7,337,500     7,422,300
Cash and cash equivalents                              2,488,000     2,302,000
Rents receivable                                           1,300        11,600
Other assets                                              29,200        38,300
-------------------------------------------------------------------------------
                                                      $9,856,000    $9,774,200
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accrued real estate taxes                            $  663,100    $  500,400
 Accounts payable and accrued expenses                    59,500        65,100
 Due to Affiliates                                        20,500        15,900
 Prepaid rent                                                800        18,100
 Security deposits                                        37,300        45,300
 Distributions payable                                   121,000        83,900
-------------------------------------------------------------------------------
                                                         902,200       728,700
-------------------------------------------------------------------------------
Partners' capital:
 General Partner                                         193,800       202,800
 Limited Partners (500,000 Units authorized, 145,182
  Units issued and outstanding)                        8,760,000     8,842,700
-------------------------------------------------------------------------------
                                                       8,953,800     9,045,500
-------------------------------------------------------------------------------
                                                      $9,856,000    $9,774,200
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)


                                         General    Limited
                                         Partner    Partners     Total
--------------------------------------------------------------------------
Partners' capital, January 1, 1994       $202,100  $8,768,600  $8,970,700
Net income for the year ended
 December 31, 1994                         34,300     376,100     410,400
Distributions for the year ended
 December 31, 1994                        (33,600)   (302,000)   (335,600)
--------------------------------------------------------------------------
Partners' capital, December 31, 1994      202,800   8,842,700   9,045,500
Net income for the nine months ended
 September 30, 1995                        27,300     244,000     271,300
Distributions for the nine months ended
 September 30, 1995                       (36,300)   (326,700)   (363,000)
--------------------------------------------------------------------------
Partners' capital, September 30, 1995    $193,800  $8,760,000  $8,953,800
--------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                              1995     1994
-----------------------------------------------------------------------------
Income:
 Rental                                                     $388,600 $374,900
 Interest                                                     32,600   24,600
-----------------------------------------------------------------------------
                                                             421,200  399,500
-----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                64,900   59,200
 Property operating:
  Affiliates                                                  40,000    8,000
  Nonaffiliates                                               38,300   39,300
 Real estate taxes                                           140,800  122,900
 Insurance--Affiliate                                          4,900    3,200
 Repairs and maintenance                                      45,100   47,900
 General and administrative:
  Affiliates                                                   6,900    3,500
  Nonaffiliates                                               13,800   18,100
-----------------------------------------------------------------------------
                                                             354,700  302,100
-----------------------------------------------------------------------------
Net income                                                  $ 66,500 $ 97,400
-----------------------------------------------------------------------------
Net income allocated to General Partner                     $  6,800 $  8,400
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $ 59,700 $ 89,000
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (145,182
 Units issued and outstanding)                              $   0.41 $   0.61
-----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1995       1994
------------------------------------------------------------------------
Income:
 Rental                                            $1,163,000 $1,110,300
 Interest                                              96,100     61,600
------------------------------------------------------------------------
                                                    1,259,100  1,171,900
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        191,200    174,300
 Property operating:
  Affiliates                                           80,200     45,000
  Nonaffiliates                                       111,100    109,200
 Real estate taxes                                    401,000    374,700
 Insurance--Affiliate                                  10,100      9,500
 Repairs and maintenance                              117,300    121,600
 General and administrative:
  Affiliates                                           15,500     17,300
  Nonaffiliates                                        61,400     43,700
------------------------------------------------------------------------
                                                      987,800    895,300
------------------------------------------------------------------------
Net income                                         $  271,300 $  276,600
------------------------------------------------------------------------
Net income allocated to General Partner            $   27,300 $   25,400
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  244,000 $  251,200
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (145,182 Units issued and outstanding)            $     1.68 $     1.73
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1995        1994
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  271,300  $  276,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           191,200     174,300
  Changes in assets and liabilities:
   Decrease in rents receivable                            10,300      18,200
   Decrease in other assets                                 9,100      13,400
   Increase (decrease) in accrued real estate taxes       162,700    (101,900)
   (Decrease) in accounts payable and accrued expenses     (5,600)     (4,100)
   Increase (decrease) in due to Affiliates                 4,600      (6,600)
   (Decrease) in prepaid rent                             (17,300)   (117,400)
   (Decrease) in other liabilities                                   (105,000)
------------------------------------------------------------------------------
    Net cash provided by operating activities             626,300     147,500
------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements            (106,400)   (118,900)
------------------------------------------------------------------------------
    Net cash (used for) investing activities             (106,400)   (118,900)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (325,900)   (167,800)
 (Decrease) increase in security deposits                  (8,000)        700
------------------------------------------------------------------------------
    Net cash (used for) financing activities             (333,900)   (167,100)
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      186,000    (138,500)
Cash and cash equivalents at the beginning of the
 period                                                 2,302,000   2,269,600
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $2,488,000  $2,131,100
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the operating results for the year ending December 31, 1995.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income or Partners' capital.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and is operated under the common control of the General Partner and an Affiliate of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Reference is made to the Partnership's annual report for the year ended December 31, 1994 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, commencing with respect to the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), distributable Cash Flow (as defined by the Partnership Agreement), if any, is distributed 90% to the Holders and 10% to the General Partner. For the quarter and nine months ended September 30, 1995 the General Partner was entitled to distributable Cash Flow (as defined by the Partnership Agreement) of $12,100 and $36,300, respectively.

In accordance with the Partnership Agreement, Losses (exclusive of Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Holders as a group. Losses from a Major Capital Event are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event; first, to the General Partner and Holders with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Holders as a group. Profits (exclusive of Profits from a Major Capital Event) are allocated; first, in accordance with the ratio in which Cash Flow (as defined by the Partnership Agreement) was distributable among the Partners for such fiscal year, to the extent of such Cash Flow (as defined by the Partnership Agreement); provided, however, that if the Partnership makes no distributions of Cash Flow (as defined by the Partnership Agreement) for such fiscal year, then such Profits are allocated 1% to the General Partner and 99% to the Holders as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Holders as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distributions of Sale or Refinancing Proceeds from such Major Capital Event; first, to the General Partner and Holders with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Holder equal to the Capital Investment of such Holder; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Holder equal to the Capital Investment of such Holder, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Holder from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined by the Partnership Agreement)) and Sale or Refinancing Proceeds in payment of said cumulative return; and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Holders as a group. For the quarter and nine months ended September 30, 1995, the General Partner was allocated Profits of $6,800 and $27,300, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1995 were as follows:

                                                         Paid
                                                  -------------------
                                                  Quarter Nine Months Payable
-----------------------------------------------------------------------------
Property management and leasing fees              $38,200   $69,900   $14,600
Reimbursement of property insurance premiums, at
 cost                                               4,900    10,100      None
Reimbursement of expenses, at cost:
 (1) Accounting                                     2,400     6,200     2,200
 (2) Investor communication                         1,700     5,600     3,700
 (3) Legal                                            400     1,200      None
-----------------------------------------------------------------------------
                                                  $47,600   $93,000   $20,500
-----------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of the Partnership's remaining property, 1800 Sherman Office Building ("1800 Sherman") for the quarters and nine months ended September 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                        Comparative Operating Results (a)
                          For the             For the
                      Quarters Ended     Nine Months Ended
                     9/30/95  9/30/94   9/30/95    9/30/94
------------------------------------------------------------
1800 SHERMAN OFFICE BUILDING
Rental revenues      $396,300 $374,900 $1,170,700 $1,110,300
------------------------------------------------------------
Property net income  $ 65,200 $ 95,300 $  264,300 $  277,600
------------------------------------------------------------
Average occupancy         97%      95%        98%        94%
------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to the property previously owned by the Partnership.

Net income for the Partnership for the quarter and nine months ended September 30, 1995 decreased $30,900, or 32%, and $5,300, or 2%, respectively, when compared to the quarter and nine months ended September 30, 1994. The decreases were primarily due to decreased operating results at 1800 Sherman resulting from increases in property operating expenses, real estate tax expense and depreciation and amortization expense (due to additional capital and tenant improvements and lease commissions), partially offset by an increase in rental revenues and a decrease in repair and maintenance expenses. In addition, the decreases in net income for the quarter and nine months ended September 30, 1995 were partially offset by an increase in interest income earned on short-term investments of $8,000 and $34,500, respectively, due to an increase in the average interest rate earned on these investments. General and administrative expenses had opposite effects on net income for the periods under comparison by partially offsetting the quarterly decrease in net income by $900 primarily due to a decrease in data processing costs, and contributing to the nine-month decrease in net income by $15,900 primarily due to an increase in printing costs.

Rental revenues at 1800 Sherman increased $21,400, or 5.7%, and $60,400, or 5.4%, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994, primarily due to increases in the quarterly and nine-month average occupancy rates.

Property operating expenses at 1800 Sherman increased $31,100 and $35,700, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994. The increases were primarily due to increases in property management and leasing fees (which are computed at a rate not to exceed 6% of the gross receipts of the property) and utilities, partially offset by decreases in fees for professional services.

Real estate tax expense at 1800 Sherman increased $17,900 and $26,300, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994, primarily due to a projected increase in the tax rate.

Repair and maintenance expenses at 1800 Sherman decreased $2,800 and $4,300, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994 primarily due to parking lot repairs in 1994.

To increase and/or maintain the occupancy level at the Partnership's remaining property, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) cold-calling other businesses and tenants in the market area; and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its remaining property when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain this property. Notwithstanding the Partnership's intention relative to the sale of the property, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows (as defined by GAAP). The following table includes a reconciliation of Cash Flow (as defined by the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                     Comparative Cash
                                                     Flow Results for
                                                      the Nine Months
                                                           Ended
                                                     9/30/95    9/30/94
-------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                         $ 462,500  $ 450,900
Items of reconciliation:
 Decrease in current assets                            19,400     31,600
 Increase (decrease) in current liabilities           144,400   (335,000)
-------------------------------------------------------------------------
Net cash provided by operating activities           $ 626,300  $ 147,500
-------------------------------------------------------------------------
Net cash (used for) investing activities            $(106,400) $(118,900)
-------------------------------------------------------------------------
Net cash (used for) financing activities            $(333,900) $(167,100)
-------------------------------------------------------------------------

Although net income decreased for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994, Cash Flow (as defined by the Partnership Agreement) increased $11,600 due to the fact that Cash Flow (as defined by the Partnership Agreement) excludes the effects of depreciation and amortization expense. Accordingly, the increase in Cash Flow (as defined by the Partnership Agreement) was due to the same factors previously discussed exclusive of the increase in depreciation and amortization expense.

The increase in the Partnership's cash position of $186,000 as of September 30, 1995 when compared to December 31, 1994 was the result of net cash provided by operating activities exceeding distributions made to Partners and expenditures for capital and tenant improvements and leasing costs. Liquid assets of the Partnership as of September 30, 1995 were comprised of working capital reserves and undistributed cash from operations.

Net cash provided by operating activities increased $478,800 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. The increase was primarily due to the timing of the payment of certain Partnership expenses, particularly real estate taxes, and the collection of tenant's rental payments. In addition, in 1994, $104,800 was paid to the holder of the mortgage loan previously collateralized by One Charles Center. This amount represented the Partnership's share of the mortgage holder's portion of the final proration of all income and expense items as of August 17, 1993 (the title transfer date) the majority of which represented net cash flow from operations received subsequent to June 1, 1993.

The Partnership's use of cash for investing activities was for capital and tenant improvements and leasing costs made to its remaining property. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. The Partnership has budgeted to spend approximately $135,000 during the remainder of 1995. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy in a very competitive market and to maximize rental rates charged to new and renewing tenants.

Net cash used for financing activities increased from $167,100 for the nine months ended September 30, 1994 to $333,900 for the nine months ended September 30, 1995. The increase was primarily due to the increase in 1995 of cash distributions paid to Partners.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves. The General Partner believes that Cash Flow (as defined by the Partnership Agreement) is one of the best and least expensive sources of cash. As a result of this, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 1995 Cash Flow (as defined by the Partnership Agreement) retained to supplement working capital reserves was $99,500.

Distributions to Limited Partners for the quarter ended September 30, 1995 were declared in the amount of $0.75 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of 1800 Sherman as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance of the availability of cash for distribution to Partners.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits: Financial Data Schedule

        (b) Reports on Form 8-K:

            There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST CAPITAL GROWTH FUND - XIV, A REAL ESTATE LIMITED PARTNERSHIP

                             BY: FIRST CAPITAL FUND - XIV, INC.
                                 GENERAL PARTNER


Date: November 14, 1995      By: /s/ DOUGLAS CROCKER II
      -----------------          -----------------------------------------
                                     DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date: November 14, 1995      By: /s/ NORMAN M. FIELD
      -----------------          -----------------------------------------
                                     NORMAN M. FIELD
                                   Vice President - Finance and Treasurer