Form 10-K
period 1995-12-31
FIRST CAPITAL GROWTH FUND-XIV
filed 1996-04-01
CIK 826745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended              December 31, 1995
                                   ---------------------------------------------

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from                    to
                                        ----------------------------------------

          Commission file numuber                     0-17611
                                 -----------------------------------------------

      FIRST CAPITAL GROWTH FUND - XIV, A REAL ESTATE LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Illinois                                                         36-3552804
- -------------------------------                                ------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer Identification No.)
incorporation or organization)

Two North Riverside Plaza, Suite 950, Chicago, Illinois                     60606-2607
- -------------------------------------------------------        ------------------------------------
       (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code                        (312) 207-0020
                                                               ------------------------------------

Securities registered pursuant to Section 12(b) of the Act:                    NONE
                                                               ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:     Limited Partnership Assignee Units
                                                               ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated December 8, 1988, included in the Registrant's Registration Statement on Form S-11 (Registration No. 33-19365), is incorporated herein by reference in Part IV of this report.

EXHIBIT INDEX - PAGE A-1
- ------------------------

                                    PART I

ITEM 1.  BUSINESS
- -------  --------

The registrant, First Capital Growth Fund - XIV, A Real Estate Limited Partnership (the "Partnership"), is a limited partnership organized in 1987 under the Revised Uniform Limited Partnership Act of the State of Illinois. The Partnership sold $14,518,200 in Limited Partnership Assignee Units (the "Units") to the public from December 1988 to September 1990, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration No. 33-19365). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest on a leveraged basis in a diversified portfolio of primarily institutional-quality, income-producing real estate, such as shopping centers, office buildings, apartments, warehouses, manufactured housing or any one or more of these categories. In December 1988, the Partnership purchased a 25% interest in one joint venture which was formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property and in March 1991 purchased a 50% interest in one joint venture which was formed with the same Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. These joint ventures, prior to dissolution, are operated under the common control of First Capital Fund - XIV, Inc. (the "General Partner") and its Affiliate. During 1993, the joint venture which had a 25% interest in one real property, transferred title to the property to the mortgage holder through foreclosure and subsequently dissolved the joint venture (see Note 5 in Notes to Financial Statements for additional information).

Property management services for the Partnership's real estate investment are provided by an Affiliate of the General Partner for fees calculated as a percentage of gross rents received from the property.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. The property owned by the Partnership frequently competes for tenants with similar properties owned by others.

As of March 1, 1996, the Partnership employed, through its joint venture, 3 people for on-site property maintenance and administration.

ITEM 2.  PROPERTY
- -------  --------

As of December 31, 1995, the Partnership owned a 50% interest in a joint venture which owned, in fee simple, the 1800 Sherman Office Building ("the Property"), located in Evanston, Illinois. The Partnership has budgeted in 1996 to spend approximately $140,000 for building and tenant improvements at the Property. The Property has 134,541 net leasable square feet of which 97%, 97%, 94%, 88% and 86%, was occupied as of December 31, 1995, 1994, 1993, 1992 and 1991, respectively. The average annual rental per square foot, as computed by dividing the property's base revenues by its average occupied square footage, for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 (1991 is based on the 10 months of ownership) was $21.14, $20.58, $20.20, $19.67 and $19.19, respectively.

For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of the Property allocable to real property (exclusive of land), and all improvements, over a useful life of 40 years, utilizing the straight-line method. In the opinion of the General Partner, the Property is adequately insured and serviced by all necessary utilities. The Partnership's share of 1995 real estate taxes for the Property was $554,400.

- -------  --------------------

As of December 31, 1995 there were 33 tenants at the Property. The tenants which occupy ten percent or more of the rentable square footage of the Property are ZS Associates ("ZS"), a sales-force life insurance company occupying 22% of the net leasable square footage of the Property, and The Sachs Group ("Sachs"), health care information specialists occupying 11% of the net leasable square footage of the Property. The Partnership's 50% interest in the per annum base rents provided for in the ZS lease, which expires on December 31, 2004 and has one five-year renewal option, will be $270,700 during 1996 and $317,200 during the last twelve months of the current lease. The Partnership's 50% interest in the per annum base rents provided for in the Sachs lease, which expires on June 30, 2004 and also has one five-year renewal option, will be $168,400 during 1996 and $206,600 during the last twelve months of the current lease. The Partnership's share of per annum base rents for the ZS and Sachs leases for each of the years between 1996 and the final twelve months of each of the leases is no lesser or greater than the amounts mentioned above.

The amounts in the following table represent the Partnership's portion of leases in the year of expiration (assuming no lease renewals) for the Property through the year ending December 31, 2004:

                   Number                          Base Rents
                    of                             in Year of       % of Total
    Year          Tenants         Square Feet    Expiration (a)   Base Rents (b)
    ----          -------         -----------    --------------   --------------
    1996             3               4,804          $ 43,200            3.24%
    1997             7              15,320          $ 76,500            6.24%
    1998             7              12,867          $121,200           10.42%
    1999             4               7,914          $ 64,700            6.13%
    2000             4              18,660          $131,100           14.13%
    2001             2               4,626          $ 45,500            5.75%
    2002             1               2,204          $  2,500            0.34%
    2003             3              17,246          $128,604           19.99%
    2004             2              45,042          $420,500          100.00%

         (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

         (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected based on existing leases as of December 31, 1995.

ITEM 3.  LEGAL PROCEEDINGS
- -------  -----------------

(a & b) The Partnership and its property were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1995. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

(a,b,c & d) None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
- ------- ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1996, there were 1,470 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA
- ------- -----------------------

                                                                     For the Years Ended December 31,
                                                   ---------------------------------------------------------------------
                                                      1995          1994          1993           1992           1991
                                                   ----------    ----------    -----------    -----------    -----------
Total revenues                                     $1,663,200    $1,597,900    $ 2,244,300    $ 3,133,000    $ 2,992,500

Net (loss) income                                  $ (856,800)   $  410,400    $(1,612,900)   $(1,642,400)   $   335,200

Net (loss) income allocated to Limited Partners    $ (865,800)   $  376,100    $(1,572,700)   $(1,624,700)   $   301,700

Net (loss) income allocated to Limited Partners
  per Unit (145,182 Units issued and
  outstanding) (a)                                 $    (5.96)   $     2.59    $    (10.83)   $    (11.19)   $      2.08

Total assets                                       $8,535,600    $9,774,200    $ 9,816,900    $17,555,700    $19,517,600

Mortgage loan payable                                    None          None           None    $ 6,180,200    $ 6,218,300

Distributions to Limited Partners per Unit
  (145,182 Units issued and outstanding)           $     3.00    $     2.08           None    $      1.45    $      3.00

Return of capital to Limited Partners per Unit
  (145,182 Units issued and outstanding)(b)        $     3.00          None           None    $      1.45    $      0.92

Other data:
- -----------
Investment in commercial rental properties
  (net of accumulated depreciation and
  amortization)                                    $6,138,800    $7,422,300    $ 7,467,000    $13,653,600    $15,819,800

Number of real property interests owned at
  December 31                                               1             1              1              2              2

(a) Net (loss) allocated to Limited Partners per Unit for 1993 included an extraordinary gain on extinguishment of debt.

- ------- ------------------------------------
(b) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income for the respective year or; total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                                                         For the Years Ended December 31,
                                                         ---------------------------------------------------------------
                                                            1995         1994         1993         1992         1991
                                                         ---------    ---------    ---------    ---------    -----------
Cash Flow (as defined in the Partnership
  Agreement) (a)                                         $ 600,200    $ 645,800    $ 537,200    $ 707,900    $   780,400

Items of reconciliation:

  Principal payments on mortgage loan payable                                         17,000       38,100         31,700

  Loan application fee                                                                                          (113,200)

  Changes in current assets and liabilities:

    Decrease (increase) in current assets                   17,900       30,400      199,300      141,700       (246,300)

    Increase (decrease) in current liabilities              72,200     (202,100)     154,500       71,400        582,400
                                                         ---------    ---------    ---------    ---------    -----------

Net cash provided by operating activities                $ 690,300    $ 474,100    $ 908,000    $ 959,100    $ 1,035,000
                                                         =========    =========    =========    =========    ===========

Net cash (used for) investing activities                 $(173,500)   $(190,700)   $(686,000)   $(250,200)   $(7,666,500)
                                                         =========    =========    =========    =========    ===========

Net cash (used for) financing activities                 $(454,000)   $(251,000)   $ (14,500)   $(390,900)   $  (586,800)
                                                         =========    =========    =========    =========    ===========

(a) Cash Flow is defined in the Partnership Agreement as Partnership cash revenues earned from operations (excluding tenant deposits and proceeds from a Major Capital Event), minus all cash expenses incurred (including Operating Expenses, payments of principal and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except capital expenditures and lease acquisition expenditures.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report and the supplemental schedule on pages A-8 and A-9.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through its life cycle in three phases: (i) the Offering of Units and Investment in Properties;
(ii) the operation of properties and (iii) the sale or other disposition of properties.

The Partnership commenced the Offering of Units on December 8, 1988 and began operations on February 1, 1989 after reaching the required minimum subscription level. On September 28, 1990, the Offering was Terminated upon the sale of 145,182 units. In July 1989, the Partnership purchased a 25% interest in one joint venture which was formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property and in March 1991, purchased a 50% interest in one joint venture which was formed with the same Affiliated partnership for the purpose of acquiring a 100% interest in certain real property.

During 1993, the joint venture which had a 25% interest in one real property, transfered title to the property to the mortgage holder through foreclosure and subsequently dissolved the joint venture (see Note 5 in Notes to Financial Statements for additional information). During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests.

1800 Sherman Office Building's ("1800 Sherman") operations are expected to be adversely affected by a potential leveling or reduction in rental rates resulting from an increased supply of vacant office space in its local area. The General Partner has learned that a competitive office property will shortly be vacated by its sole tenant. This event may cause an imbalance in the supply of office space available versus the demand for such space.

The General Partner has historically reviewed significant factors regarding the property, to determine that the property is carried at lower of cost or market, and where appropriate has made value impairment adjustments. These factors include, but are not limited to: 1) recent and/or budgeted operating performance; 2) research of market conditions; 3) econcomic trends affecting major tenants; 4) economic factors related to the region where the property is located and 5) when available, recent property appraisals. As a result of the current year review, the Partnership has recorded a provision for value impairment for 1800 Sherman Office Building ("1800 Sherman") of $1,200,000 for the year ended December 31, 1995. For more details related to this provision, see Note 6 of Notes to Financial Statements. The General Partner will continue to evaluate real estate market conditions affecting the Partnership's property, in its efforts to maximize the realization of proceeds on its eventual disposition. The recording of the provision for value impairment does not impact cash flows as defined by GAAP or Cash Flow (as defined in the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1995, 1994 and 1993. The discussion following the table should be read in conjunction with Financial Statements and Notes thereto appearing in this report.

                      Comparative Operating Results
                     (a) For the Years Ended December
                                   31,
                     --------------------------------
                        1995       1994       1993
- ------------------------------------------------------
1800 SHERMAN OFFICE BUILDING
Rental revenues      $1,538,200 $1,496,900 $1,427,300
- ------------------------------------------------------
Property net income  $  316,000 $  388,900 $  461,500
- ------------------------------------------------------
Average occupancy           97%        95%        93%
- ------------------------------------------------------
ONE CHARLES CENTER (B)
Rental revenues                            $  728,000
- ------------------------------------------------------
Property net (loss)                        $ (145,800)
- ------------------------------------------------------
Average occupancy                             (b)
- ------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses, provision for value impairment or are related to the property disposed of by the Partnership prior to the periods under comparison.
(b) The joint venture which owned One Charles Center, in which the Partnership had a 25% interest, transfered title to the property to the mortgage holder through foreclosure on August 17, 1993 and the joint venture was subsequently dissolved. The property net (loss) excludes the cumulative
    (loss) of $(5,383,000) on the disposition of the property of which $(1,975,000) was included as a provision for value impairment in the Statement of Income and Expenses for the year ended December 31, 1992 and the remaining $(3,408,000) was included as a (loss) on the disposition of property included in the Statement of Income and Expenses for the year ended December 31, 1993. In addition, in 1993, the Partnership also recorded an extraordinary gain of $1,534,000 on extinguishment of debt in connection with the disposition of the property (see Note 5 of Notes to Financial Statements for additional information).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net income for the Partnership for the year ended December 31, 1995 decreased by $1,267,200, when compared to the year ended December 31, 1994, primarily due to a provision for value impairment of $1,200,000 during 1995 for 1800 Sherman. In addition, operating results decreased $72,900 at 1800 Sherman and general and administrative expenses increased $12,800, primarily due to an increase in printing and mailing costs which were partially offset by a decrease in data processing costs. Partially offseting the decrease in net income was an increase of $47,100 in interest income earned on short-term investments primarily due to an increase in the average interest rate earned on these investments.

Rental revenues at 1800 Sherman increased $41,300, or 3%, for the year ended December 31, 1995 when compared to the year ended December 31, 1994, primarily due to increases in the base rental rate and average occupancy rate. Partially offsetting the 1995 increase was a decrease of $20,500 in tenant expense reimbursements as a result of an overestimate of prior year reimbursements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
Insurance expense at 1800 Sherman decreased $2,300 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. This decrease was primarily due to a lower rate on 1800 Sherman's insurance coverage as a result of a minimal amount of claims made over the past several years.

Real estate tax expense at 1800 Sherman increased $55,200 for the year ended December 31, 1995 when compared to the year ended December 31, 1994, primarily due to a projected increase in the tax rate as well as an underestimate of 1994 real estate taxes which were paid in 1995.

Property operating expenses at 1800 Sherman increased $34,900 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The increase was primarily due to an increase in property management and leasing fees, as a result of the increase in rental income which determine the amount of property management and leasing fees to be paid, and an increase in utility costs. Partially offsetting the increase was a decrease in professional service fees.

Depreciation and amortization increased $21,600 for the years under comparison. The increase is due to the fact that the periodic depreciation and amortization expense for depreciable and amortizable assets placed in service during 1995 exceeded the periodic depreciation and amortization expense for certain assets for which the depreciable and amortizable lives expired during 1995.

Repairs and maintenance expense increased $3,700 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The increase was primarily due to: 1) increased costs associated with the maintenance of the property as a result of the increase in the average occupancy, 2) expenditures made in 1995 to enhance the overall appearance of the property including landscaping and signage and 3) an increase in 1995 in the costs associated with adequately protecting the property in the event of a fire. Partially offsetting the increase was the absence of expenditures made in the prior year for repairs of the parking lot apshalt and painting the outside of the building.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1994 TO THE YEAR ENDED DECEMBER 31,
1993
Net income for the Partnership for the year ended December 31, 1994 increased by $2,023,300, when compared to the year ended December 31, 1993 primarily due to: 1) the net (loss) of $(1,874,000) in 1993, (which includes an extraordinary gain on extingushiment of debt of $1,534,000) on the disposition of One Charles Center (see Note 5 of Notes to Financial Statements for additional information); 2) the absence in 1994 of the net operating (loss) of $(145,800) at One Charles Center; 3) lower general and administrative expenses of $29,100 primarily due to lower printing and mailing costs as well as professional service fees and 4) an increase of $22,900 in interest income earned on the Partnership's short-term investments (excluding the effect of the interest earned in 1993 on the escrow deposits related to One Charles Center) primarily due to an increase in the average interest rate earned on these investments. Partially offsetting the increase in 1994 net income was lower operating results of $72,600 at 1800 Sherman.

The following comparative discussion includes only the operating results of the Partnership's remaining property investment, 1800 Sherman.

Rental revenues at 1800 Sherman increased $69,600, or 5%, for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The increase was primarily due to increases in the base rental rate and average occupancy rate as well as an increase of $46,900 in tenant expense reimbursements as a result of an overestimate of 1992 reimbursements paid in 1993. Partially offsetting the 1994 increase was one-time lease cancellation fees received in 1993 totaling $27,600.

Real estate tax expense at 1800 Sherman increased $88,300 for the year ended December 31, 1994 when compared to the year ended December 31, 1993, primarily due to an overestimate in 1992 of the real estate taxes paid in 1993 as well as a projected increase in the 1994 tax rate.

Depreciation and amortization increased $40,100 for the years under comparison. The increase was due to the fact that the periodic depreciation and amortization expense for depreciable and amortizable assets placed in service during 1994 exceeded the periodic depreciation and amortization expense for certain assets for which the depreciable and amortizable lives expired during 1994.

Repairs and maintenance expense increased $12,600 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The increase was primarily due to: 1) increased costs associated with the maintenance of the property as a result of the increase in the average occupancy rate and expenditures made in 1994 to enhance the overall appearance of the property including landscaping, parking lot repairs and painting the outside of the building. Partially offsetting the increase in repair and maintenance expenses was the absence in 1994 of additional costs associated with adequately protecting the property in the event of a fire.

Property operating expenses at 1800 Sherman remained stable with a $2,400 decrease for the year ended December 31, 1994 when compared to the year ended December 31, 1993.

To increase and/or maintain the occupancy level at 1800 Sherman, the General Partner, through its Affiliated asset and property management group, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) cold-calling other businesses and tenants in the market area; and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: (1) annual rent increases based on the Consumer Price Index or graduated rental increases; (2) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
A primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. Cash Flow (as defined in the Partnership Agreement) is generally

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) not equal to Partnership net income or cash flows as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flow as defined by GAAP. The table in Item 6. Selected Financial Data of this report includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

The decrease in Cash Flow (as defined in the Partnership Agreement) of $45,600 for the year ended December 31, 1995, when compared to the year ended December 31, 1994 was primarily due to the decrease in net income, as previously discussed, exclusive of depreciation and amortization expense and the provision for value impairment.

The increase in the Partnership's cash position of $62,800 as of December 31, 1995 when compared to December 31, 1994 was the result of net cash provided by operating activities exceeding distributions made to Partners and expenditures for capital and tenant improvements and leasing costs. Liquid assets of the Partnership as of December 31, 1995 were comprised of working capital reserves and undistributed cash from operations.

Net cash provided by operating activities increased $216,200 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The increase was primarily due to the timing of the payment of certain Partnership expenses and collection of tenant rental revenues. Included in the 1994 (decrease) in other liabilities is a payment of $104,800 to the holder of the mortgage loan previously collateralized by One Charles Center, which represented the Partnership's share of the mortgage holder's portion of the final proration of all income and expense items as of August 17, 1993 (the title transfer date), the majority of which represented net cash flow from operations received subsequent to June 1, 1993.

The Partnership's (use of) cash for investing activities of $(173,500), which increased $17,200 in 1995 as compared to 1994, was for capital and tenant improvements and leasing costs made to 1800 Sherman. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. The Partnership has budgeted to spend approximately $140,000 at 1800 Sherman during the year ending December 31, 1996. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy in a very competitive market and to maximize rental rates charged to new and renewing tenants.

Net cash (used for) financing activities increased from $(251,000) for the year ended December 31, 1994 to $(454,000) for the year ended December 31, 1995. The increase was primarily due to an increase in 1995 of cash distributions paid to Partners.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. As a result of this, cash continues to be retained to supplement working capital reserves. For the year ended December 31, 1995 Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves was $116,300.

Distributions to Limited Partners for the quarter ended December 31, 1995, were declared in the amount of $0.75 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of 1800 Sherman as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amount and/or availability of cash for distribution to Partners.

Based upon the current estimated value if its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be less than such Limited Partners' original Capital Investment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- -------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  DIRECTORS

     The Partnership has no directors. First Capital Fund - XIV, Inc. is the General Partner. The directors of First Capital Fund - XIV, Inc., as of March 29, 1996, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of First Capital Fund - XIV, Inc. will be held in June 1996.

                Name                                      Office
                ----                                      ------
          Samuel Zell..............................Chairman of the Board
          Douglas Crocker II.......................Director
          Sheli Z. Rosenberg.......................Director
          Sanford Shkolnik.........................Director

     Samuel Zell, 54, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Quality Food Centers, Inc. and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

     Douglas Crocker II, 55, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June, 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

     Sheli Z. Rosenberg, 54, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American since June 1984 and is a director of various subsidiaries of Great American. She is also a Director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation and CFI Industries, Inc. She was Chairman of the Board from January 1994 to September 1994; Co-Chairman of the Board from September 1994 until March 1995 of CFI Industries, Inc. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. Ms. Rosenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995.

     Sanford Shkolnik, 57, has been a Director of the General Partner since December 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is general partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center management company.

(b,c & e) EXECUTIVE OFFICERS

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 29, 1996 are shown in the table. All officers are elected to service for one year or until their successors are elected and qualified.

          Name                                   Office
          ----                                   ------
          Douglas Crocker II......President and Chief Executive Officer
          Arthur A. Greenberg.....Senior Vice President
          Norman M. Field.........Vice President - Finance and Treasurer

     PRESIDENT AND CEO - See Table of Directors above.

     Arthur A. Greenberg, 54, has been Senior Vice President of the General Partner since August 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December 1986 to March 1995. Mr. Greenberg also is an Executive Vice President of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a director of American Classic Voyages Co. and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

     Norman M. Field, 47, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field has been Treasurer of Benefit Administrators since July 22, 1987. He also served as Vice President of Madison until October 4, 1991. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     With the exception of the bankruptcy matters disclosed under Items 10 (a),
     (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors.
     Neither the General Partner, nor any director or officer of the General Partner, received any direct compensation from the Partnership during the year ended December 31, 1995. Affiliates of the General Partner do compensate directors and officers of the General Partner. For additional information see Item 13 (a) Cetain Relationships and Related Transactions.

(e)  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a) As of March 1, 1996, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's Units outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1996, the executive officers and directors of the General Partner did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Affiliates of the General Partner provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from a property being managed where the General Partner or its Affiliates provide leasing, re-leasing and leasing-related services, or 3% of gross receipts where the General Partner or its Affiliates do not perform leasing, re-leasing and leasing-related services. Affiliates were entitled to property management and supervisory fees of $87,600 during 1995. In addition, other Affiliates of the General Partner were entitled to fees and compensation of $32,100 for insurance and personnel services for 1995. In accordance with the Partnership Agreement, these services were provided at a price which did not exceed the lesser of the cost of such services to the General Partner or its Affiliates or 90% of the competitive price which would be charged by nonaffiliated persons rendering similar services in the same or comparable geographic location. As of December 31, 1995, total fees and reimbursements of $4,200 were due to Affiliates.

     In accordance with the Partnership Agreement, commencing with respect to the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), distributable Cash Flow (as defined in the Partnership Agreement), if any, is distributed 90% to the Limited Partners and 10% to the General Partner. For the year ended December 31, 1995 the General Partner was entitled to distributable Cash Flow (as defined in the Partnership Agreement) of $48,400.

     In accordance with the Partnership Agreement, Losses (exclusive of Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Losses from a Major Capital Event are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event, including any provisions for value impairment: first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits (exclusive of Profits from a Major Capital Event) are allocated: first, in accordance with the ratio in which Cash Flow (as defined in the Partnership Agreement) was distributable among the Partners for such fiscal year, to the extent of such Cash Flow (as defined in the Partnership Agreement): provided, however, that if the Partnership makes no distributions of Cash Flow (as defined in the Partnership Agreement) for such fiscal year, then such

     Profits are allocated 1% to the General Partner and 99% to the Limited Partners as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distributions of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement)) and Sale or Refinancing Proceeds in payment of said cumulative return; and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. For the year ended December 31, 1995, the General Partner was allocated Profits of $9,000, which included a
     (loss) from a provision for value impairment of $(25,300).

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and a director of the General Partner since December 1983, is a Principal of Rosenberg. For the year ended December 31, 1995, Rosenberg was entitled to $2,100 for legal fees from the Partnership. As of December 31, 1995, all fees due to Rosenberg have been paid. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K for the quarter ended December 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FIRST CAPITAL GROWTH FUND - XIV,
                            A REAL ESTATE LIMITED PARTNERSHIP

                            BY:  FIRST CAPITAL FUND - XIV, INC.
                                 GENERAL PARTNER


Dated:  March 29, 1996       By:  /s/        DOUGLAS CROCKER II
      -----------------           -----------------------------------------
                                             DOUGLAS CROCKER II
                                  President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/   SAMUEL  ZELL       March 29, 1996    Chairman of the Board and
- -----------------------  --------------      Director of the General Partner
      SAMUEL  ZELL


/s/ DOUGLAS CROCKER II   March 29, 1996    President, Chief Executive Officer
- -----------------------  --------------      and Director of the General Partner
    DOUGLAS CROCKER II


/s/ SHELI Z. ROSENBERG   March 29, 1996    Director of the General Partner
- -----------------------  --------------
    SHELI Z. ROSENBERG


/s/ SANFORD  SHKOLNIK    March 29, 1996    Director of the General Partner
- -----------------------  --------------
    SANFORD  SHKOLNIK


/s/ NORMAN M. FIELD      March 29, 1996    Vice President - Finance and
- -----------------------  --------------      Treasurer
    NORMAN M. FIELD


             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                          Pages
                                                            --------------------------------

Report of Independent Auditors                                            A - 2

Balance Sheets at December 31, 1995 and 1994                              A - 3

Statements of Partners' Capital for the Years
  Ended December 31, 1995, 1994 and 1993                                  A - 3

Statements of Income and Expenses for the Years
  Ended December 31, 1995, 1994 and 1993                                  A - 4

Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                                        A - 4

Notes to Financial Statements                                             A - 5 to A - 7

                     SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of December 31, 1995    A - 8 and A - 9

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

                     EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Agreement of Limited Partnership as set forth on pages A-1 through A-38 of the Partnership's definitive Prospectus dated December 8, 1988; Registration No. 33-19365, filed pursuant to Rule 424
(b), is incorporated herein by reference.

EXHIBIT (10)  Material Contracts

(a) Lease agreement for a tenant at 1800 Sherman Office Building whose revenues exceed 10% of the Partnership's 1995 budgeted rental income, filed as an exhibit to the Partnership's Report on Form 10-K dated December 31, 1994, is incorporated herein by reference.

(b) Disposition of the Partnership's joint venture interest in the One Charles Center filed as an exhibit to the Partnership's Report on Form 8-K dated August 17, 1993, is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders

The 1994 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Growth Fund - XIV,
A Real Estate Limited Partnership
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Growth Fund - XIV, A Real Estate Limited Partnership as of December 31, 1995 and 1994, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1995, and the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Growth Fund - XIV, A Real Estate Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                                   Ernst & Young LLP


Chicago, Illinois
March 1, 1996

BALANCE SHEETS
December 31, 1995 and 1994
(All dollars rounded to nearest 00s)

                                                  1995        1994
- ----------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $1,319,000  $1,319,000
 Building and improvements                      5,807,300   6,833,800
- ----------------------------------------------------------------------
                                                7,126,300   8,152,800
 Accumulated depreciation and amortization       (987,500)   (730,500)
- ----------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                 6,138,800   7,422,300
Cash and cash equivalents                       2,364,800   2,302,000
Rents receivable                                    6,000      11,600
Other assets                                       26,000      38,300
- ----------------------------------------------------------------------
                                               $8,535,600  $9,774,200
- ----------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accrued real estate taxes                     $  550,500  $  500,400
 Distributions payable                            121,000      83,900
 Accounts payable and accrued expenses             97,300      65,100
 Due to Affiliates                                  4,200      15,900
 Prepaid rent                                                  18,100
 Security deposits                                 38,100      45,300
 Other liabilities                                 19,700
- ----------------------------------------------------------------------
                                                  830,800     728,700
- ----------------------------------------------------------------------
Partners' capital:
 General Partner                                  163,400     202,800
 Limited Partners (145,182 Units issued and
  outstanding)                                  7,541,400   8,842,700
- ----------------------------------------------------------------------
                                                7,704,800   9,045,500
- ----------------------------------------------------------------------
                                               $8,535,600  $9,774,200
- ----------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
- -------------------------------------------------------------------------------
Partners' capital, January 1, 1993          $242,300  $10,341,300  $10,583,600
Net (loss) for the year ended December 31,
 1993                                        (40,200)  (1,572,700)  (1,612,900)
- -------------------------------------------------------------------------------
Partners' capital, December 31, 1993         202,100    8,768,600    8,970,700
Net income for the year ended December 31,
 1994                                         34,300      376,100      410,400
Distributions for the year ended December
 31, 1994                                    (33,600)    (302,000)    (335,600)
- -------------------------------------------------------------------------------
Partners' capital, December 31, 1994         202,800    8,842,700    9,045,500
Net income (loss) for the
 year ended December 31, 1995                  9,000     (865,800)    (856,800)
Distributions for the year ended December
 31, 1995                                    (48,400)    (435,500)    (483,900)
- -------------------------------------------------------------------------------
Partners' capital, December 31, 1995        $163,400  $ 7,541,400  $ 7,704,800
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended Dedember 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s except per Unit amounts)

                                              1995        1994       1993
- ------------------------------------------------------------------------------
Income:
 Rental                                    $1,530,500  $1,512,300 $ 2,155,300
 Interest                                     132,700      85,600      89,000
- ------------------------------------------------------------------------------
                                            1,663,200   1,597,900   2,244,300
- ------------------------------------------------------------------------------
Expenses:
 Interest                                                             308,400
 Depreciation and amortization                257,000     235,400     293,100
 Property operating:
 Affiliates                                    87,900      61,300     128,200
 Nonaffiliates                                149,500     139,700     401,800
 Real estate taxes                            554,400     499,200     484,700
 Insurance--Affiliate                          12,700       9,900      20,500
 Repairs and maintenance                      165,900     162,200     237,600
 General and administrative:
 Affiliates                                    20,400      21,500      24,300
 Nonaffiliates                                 72,200      58,300      84,600
 Provision for value impairment             1,200,000
 Loss on diposition of property                                     3,408,000
- ------------------------------------------------------------------------------
                                            2,520,000   1,187,500   5,391,200
- ------------------------------------------------------------------------------
Net (loss) income before extraordinary
 gain on extinguishment of debt              (856,800)    410,400  (3,146,900)
Extraordinary gain on extinguishment of
 debt                                                               1,534,000
- ------------------------------------------------------------------------------
Net (loss) income                          $ (856,800) $  410,400 $(1,612,900)
- ------------------------------------------------------------------------------
Net income (loss) allocated to General
 Partner                                      $ 9,000  $   34,300 $   (40,200)
- ------------------------------------------------------------------------------
Net (loss) income allocated to Limited
 Partners                                   $(865,800) $  376,100 $(1,572,700)
- ------------------------------------------------------------------------------
Net (loss) income before extraordinary
 gain on extinguishment of debt allocated
 to Limited Partners per Unit (145,182
 Units outstanding)                        $    (5.96) $     2.59 $    (21.16)
- ------------------------------------------------------------------------------
Net (loss) income allocated to Limited
 Partners per Unit (145,182 Units
 outstanding)                              $    (5.96) $     2.59 $    (10.83)
- ------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                              1995        1994        1993
- -------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                         $ (856,800) $  410,400  $(1,612,900)
 Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
 Depreciation and amortization                257,000     235,400      293,100
 Provision for value impairment             1,200,000
 Loss on disposition of property                                     3,408,000
 Extraordinary (gain) on extinguishment
  of debt                                                           (1,534,000)
 Changes in assets and liabilities:
  Decrease in rents receivable                  5,600       9,200      113,700
  Decrease in other assets                     12,300      21,200       85,600
  Increase (decrease) in accrued real
   estate taxes                                50,100      20,900      (45,800)
  Increase (decrease) in accounts payable
   and accrued expenses                        32,200      (4,400)       8,600
  (Decrease) increase in due to
   Affiliates                                 (11,700)      1,600      (41,000)
  (Decrease) increase in prepaid rent         (18,100)   (115,200)     127,700
  Increase (decrease) in other
   liabilities                                 19,700    (105,000)     105,000
- -------------------------------------------------------------------------------
   Net cash provided by operating
    activities                                690,300     474,100      908,000
- -------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant
  improvements                               (173,500)   (190,700)    (763,900)
 Decrease in escrow deposits                                            77,900
- -------------------------------------------------------------------------------
   Net cash (used for) investing
    activities                               (173,500)   (190,700)    (686,000)
- -------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners              (446,800)   (251,700)
 (Decrease) increase in security deposits      (7,200)        700        2,500
 Principal payments on mortgage loan
  payable                                                              (17,000)
- -------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                               (454,000)   (251,000)     (14,500)
- -------------------------------------------------------------------------------
Net increase in cash and cash equivalents      62,800      32,400      207,500
Cash and cash equivalents at the
 beginning of the year                      2,302,000   2,269,600    2,062,100
- -------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                  $2,364,800  $2,302,000  $ 2,269,600
- -------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year                                     $   257,200
- -------------------------------------------------------------------------------
 Noncash investing activity:
 Disposal of commercial rental property
  (see Note 5)
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ORGANIZATION:
The Partnership was formed on December 29, 1987, by the filing of a Certificate and Agreement of Limited Partnership with the Recorder of Deeds of Cook County, Illinois, and commenced the Offering of Units on December 8, 1988. On February 1, 1989, the required minimum subscription level was reached, and the Partnership commenced operations. The Offering was Terminated on September 28, 1990 with 145,182 Units sold. The Partnership was formed to invest primarily in existing, improved, income-producing real estate on a leveraged basis.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2018. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements include the Partnership's 50% interest in one joint venture and its 25% interest in another joint venture (prior to dissolution in 1993) with an Affiliated partnership. These joint ventures were each formed for the purpose of acquiring a 100% interest in certain real property and is, or was, operated under the common control of the General Partner and an Affiliate of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their individual tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the individual Partners; therefore, the disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental property is recorded at cost, net of any provision for value impairment, and depreciated (exclusive of amounts allocated to land) on a straight-line method over its estimated useful life. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

The General Partner periodically reviews significant factors regarding the property to determine that the property is carried at lower of cost or fair market value. These factors include, but are not limited to, the General Partner's experience in the real estate industry, an evaluation of recent operating performance against expected results, economic trends or factors affecting major tenants or the region in which the property is located, and when available, information included in recent appraisals of the property.

Based on this analysis, where it is anticipated that the carrying value of its remaining investment property will not be recovered, the General Partner has deemed it appropriate to reduce the basis of the property for financial reporting purposes to fair market value. Such fair market value is the General Partner's best estimate of the amount expected to be realized were the remaining property sold as of the Balance Sheet date, based upon current information available. The ultimate realization may differ from this amount. Provisions, where applicable are reflected in the accompanying Statement of Income and Expenses in the year such evaluations have been made. For additional information, see Note 6.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1995 and 1994.

Certain reclassifications have been made to the previously reported 1993 and 1994 statements in order to provide comparability with the 1995 statements. These reclassifications had no effect on net income (loss) or Partners' capital.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, commencing with the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), distributable Cash Flow (as defined in the Partnership Agreement), if any, is distributed 90% to the Limited Partners and 10% to the General Partner. For the years ended December 31, 1995 and 1994 the General Partner was entitled to distributable Cash Flow (as defined in the Partnership Agreement) of $48,400 and $33,600, respectively. There were no distributions of Cash Flow to Partners for the year ended December 31, 1993.

In accordance with the Partnership Agreement, Losses (exclusive of Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Losses from a Major Capital Event are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event including any provisions for value impairment: first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits (exclusive of Profits from a Major Capital Event) are allocated; first, in accordance with the ratio in which Cash Flow (as defined in the Partnership Agreement) was distributable among the Partners for such fiscal year, to the extent of such Cash Flow (as defined in the Partnership Agreement); provided, however, that if the Partnership makes no distributions of Cash Flow (as defined in the Partnership Agreement) for such fiscal year, then such Profits are allocated 1% to the General Partner and 99% to the Limited Partners as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distributions of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement)) and Sale or Refinancing Proceeds in payment of said cumulative return; and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. For the year ended December 31, 1995, the General Partner was allocated Profits of $9,000, which included a
(loss) from a provision for value impairment of $(25,300). For the year ended December 31, 1994, the General Partner was allocated Profits of $34,300. For the year ended December 31, 1993, the General Partner was allocated a (Loss) of $(40,200), which included a (loss) of $(78,000) on the disposition of a property and an extraordinary gain of $35,200 on the extinguishment of debt.

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                    For the Years Ended December 31,
                            -------------------------------------------------
                                  1995            1994             1993
                            ---------------- --------------- ----------------
                              Paid   Payable  Paid   Payable   Paid   Payable
- -----------------------------------------------------------------------------
Property management and
 leasing fees               $100,800 $  400  $45,300 $13,600 $174,000 $10,900
Reimbursement of property
 insurance premiums, at
 cost                         12,700   None   10,000    None   19,700    None
Reimbursement of expenses,
 at cost:
 --Accounting                  8,600  2,400   12,100   1,300   17,800   2,600
 --Investor communication      9,300  1,400    9,000   1,000    6,500     800
 --Legal                       2,100   None   14,900    None    6,600    None
- -----------------------------------------------------------------------------
                            $133,500 $4,200  $91,300 $15,900 $224,600 $14,300
- -----------------------------------------------------------------------------

On-site property management for the Partnership's property is provided by an Affiliate of the General Partner, for fees based on a percentage of gross rents received from the property. These fees range from 3% to 6%, based upon the terms of the property management agreement.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1995 was as follows:

                    1996        $1,334,000
                    1997         1,226,300
                    1998         1,163,000
                    1999         1,055,000
                    2000           928,100
                    Thereafter   2,592,400
                             -------------
                                $8,298,800
                             -------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax expense reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1995, 1994 and 1993 were $2,000, $2,100 and $1,300, respectively.

4. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. The results for financial statement purposes will differ from the results for income tax reporting purposes due to the use of differing depreciation lives and methods, the recognition of rents paid in advance as taxable income and the Partnership's provision for value impairment. The net effect of these accounting differences for the year ended December 31, 1995, was that the net income for tax reporting purposes was greater than the net (loss) for financial statement purposes by $1,248,700. The aggregate cost in commercial rental property for federal income tax purposes at December 31, 1995 was $8,326,300.

5. DISPOSITION OF PROPERTY:

On August 17, 1993, the joint venture which owned One Charles Center (the "Property"), in which the Partnership had a 25% interest, transferred title to the Property to the mortgage holder through foreclosure. The disposition of the Property relieved the Partnership of its share of the obligation under the nonrecourse mortgage loan collateralized by the Property as well as any interest in the assets therein including escrow deposits which represented funds reserved from the original loan proceeds to cover costs of building and tenant improvements and lease commissions. This extinguishment of debt was considered a non-cash event for the purposes of the Statement of Cash Flows, and was not included in the Partnership's calculation of Cash Flow (as defined in the Partnership Agreement) for the year ended December 31, 1993. The Partnership recorded a cumulative (loss) on the foreclosure of the Property of $(5,383,000) for financial statement purposes. This loss represented the net book value of the Property in excess of its fair market value. The Partnership recorded $(1,975,000) of the total (loss) during the year ended December 31, 1992 as a provision for value impairment, and the remaining portion of the
(loss) was recorded in 1993 upon the disposition of the Property. In addition, in 1993, the Partnership also recorded an extraordinary gain on extinguishment of debt in connection with the disposition of the Property of $1,534,000 for financial statement purposes. This extraordinary gain on extinguishment of debt represented the excess property indebtedness over the estimated fair market value of the Property. In addition, during the year ended December 31, 1994, the Partnership paid $104,800 as its portion due to the mortgage holder as a final proration of all income and expense items as of August 17, 1993, the majority of which represented net cash flow received subsequent to June 1, 1993. This amount was included in other liabilities as of December 31, 1993. For tax reporting purposes, the Partnership recorded a (loss) in 1993 of $(3,840,800) on this disposition.

6. PROVISION FOR VALUE IMPAIRMENT:

Due to regional factors and other matters affecting the Partnership's remaining property, there is uncertainty as to the Partnership's ability to recover the net carrying value of the property during its remaining estimated holding period. Accordingly, it was deemed appropriate to reduce the basis of 1800 Sherman Office Building by recording a (loss) from a provision for value impairment of $(1,200,000) during the year ended December 31, 1995. The provision for value impairment was considered a non-cash event for the purpose of the Statement of Cash Flows and was not utilized in the determination of Cash Flow (as defined in the Partnership Agreement) and was a material fourth quarter adjustment pursuant to Accounting Principles Board Opinion No. 28, "Interim Financial Reporting". No other material adjustments were made in the fourth quarter.

Beginning on January 1, 1996 the Partnership will adopt Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard is effective for fiscal years beginning after December 15, 1995. The General Partner believes that, based on the current circumstances, the adoption on January 1, 1996 of the Standard will not materially affect the Partnership's financial position or results of operations.



FIRST CAPITAL GROWTH FUND - XIV
A REAL ESTATE LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 1995



    Column A      Column C                         Column D                            Column E
- -------------- ---------------------------  -------------------------    ------------------------------------

                         Initial cost           Costs capitalized               Gross amount at which
                        to Partnership      subsequent to acquisition         carried at close of period
                  ------------------------  -------------------------    ------------------------------------

                                Buildings                                             Buildings
                                  and                                                   and
                                Improve-     Improve-    Carrying                     Improve-
   Description      Land         ments         ments     Costs (1)          Land        ments      Total (2)(3)
- ---------------- -------------- ----------- ----------- ---------        ----------- ------------  ------------

Office Building:

1800 Sherman
  (Evanston, IL)
  (50% Interest)  $  1,319,000  $6,147,100  $  833,300  $ 26,900        $1,319,000  $5,807,300 (4)$7,126,300
                  ============= =========== =========== =========      =========== ============  ===========


   Column A       Column F   Column G    Column H     Column I
- ---------------- ----------  --------    --------   ------------
                                                      Life on
                                                       which
                                                     deprecia-
                                                    tion in lat-
                    Accumu-                          est income
                     lated     Date of               statements
                   Deprecia-  construc-    Date       is com-
   Description     tion (2)     tion     Acquired      puted
- ----------------- ----------  --------   --------   ------------

Office Building:

1800 Sherman
  (Evanston, IL)                          March        35(5)
  (50% Interest)  $ 987,500    1986       1991        3-10(6)
                  ==========

Column B - Not Applicable





                 See accompanying notes on the following page.


                        FIRST CAPITAL GROWTH FUND - XIV
                       A REAL ESTATE LIMITED PARTNERSHIP

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2. The following is a reconciliation of activity in Columns E and F:


                     December 31, 1995                   December 31, 1994                    December 31, 1993
                 -------------------------         ---------------------------         ---------------------------------

                             Accumulated                         Accumulated                               Accumulated
                   Cost      Depreciation             Cost       Depreciation             Cost             Depreciation
                 ----------  -------------         ----------    -------------         ------------        -------------
Balance at
 beginning
 of the
 year            $8,152,800  $  730,500            $7,962,100    $ 495,100             $14,827,900         $  1,174,300

Additions
 during the
 year:

Improvements        173,500                           190,700                              763,900

Provisions
 for
 depreciation                   257,000                            235,400                                      287,800

Deductions
 during the
 year:

Cost of
 real estate
 disposed                                                                               (7,629,700)

Accumulated
 depreciation
 on real
 estate
 disposed                                                                                                      (967,000)

Provision
 for value
 impairment      (1,200,000)
                 ----------  ----------            ----------    ---------             -----------         -----------
Balance at
 end of the
 year            $7,126,300  $  987,500            $8,152,800    $ 730,500             $ 7,962,100         $   495,100
                 ==========  ==========            ==========    =========             ===========         ===========

Note 3. The aggregate cost for federal income tax purposes as of December 31, 1995 was $8,326,300.

Note 4. Includes provision for value impairment of $1,200,000. See Note 6 of
        Notes to Financial Statements for more information.

Note 5. Estimated useful life for building in years.

Note 6. Estimated useful life for improvements in years.


                                     A - 9