Form 10-Q
period 1996-03-31
FIRST CAPITAL GROWTH FUND-XIV
filed 1996-05-13
CIK 826745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the period ended                      March 31, 1996
                          --------------------------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    ---------------------   ----------------------

     Commission File Number:                          0-17611
                             -----------------------------------------------------



        FIRST CAPITAL GROWTH FUND XIV - A REAL ESTATE LIMITED PARTNERSHIP
- ----------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Illinois                                                36-3552804
- -------------------------------                                -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                                Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois             60606-2607
- -------------------------------------------------------        -------------------
(Address of principal executive offices)                            (Zip Code)

                                (312)  207-0020
- ----------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- ----------------------------------------------------------------------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                March 31,
                                                  1996      December 31,
                                               (Unaudited)      1995
- ------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 1,319,000   $1,319,000
 Building and improvements                       5,813,100    5,807,300
- ------------------------------------------------------------------------
                                                 7,132,100    7,126,300
Accumulated depreciation and amortization       (1,046,800)    (987,500)
- ------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                  6,085,300    6,138,800
Cash and cash equivalents                        2,221,500    2,364,800
Rents receivable                                     5,600        6,000
Other assets                                        22,700       26,000
- ------------------------------------------------------------------------
                                               $ 8,335,100   $8,535,600
- ------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accrued real estate taxes                     $   448,300   $  550,500
 Accounts payable and accrued expenses              58,800       97,300
 Due to Affiliates                                   9,900        4,200
 Distributions payable                             129,100      121,000
 Security deposits                                  38,200       38,100
 Other liabilities                                  19,700       19,700
- ------------------------------------------------------------------------
                                                   704,000      830,800
- ------------------------------------------------------------------------
Partners' capital:
 General Partner                                   156,000      163,400
 Limited Partners (145,182 Units issued and
  outstanding)                                   7,475,100    7,541,400
- ------------------------------------------------------------------------
                                                 7,631,100    7,704,800
- ------------------------------------------------------------------------
                                               $ 8,335,100   $8,535,600
- ------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                            General    Limited
                                            Partner    Partners     Total
- -----------------------------------------------------------------------------
Partners' capital, January 1, 1995          $202,800  $8,842,700  $9,045,500
Net income (loss) for the year ended
 December 31, 1995                             9,000    (865,800)   (856,800)
Distributions for the year ended
 December 31, 1995                           (48,400)   (435,500)   (483,900)
- -----------------------------------------------------------------------------
Partners' capital, December 31, 1995         163,400   7,541,400   7,704,800
Net income for the quarter ended March 31,
 1996                                          5,500      49,900      55,400
Distributions for the quarter ended March
 31, 1996                                    (12,900)   (116,200)   (129,100)
- -----------------------------------------------------------------------------
Partners' capital, March 31, 1996           $156,000  $7,475,100  $7,631,100
- -----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                              1996     1995
- -----------------------------------------------------------------------------
Income:
 Rental                                                     $370,700 $384,800
 Interest                                                     29,800   30,600
- -----------------------------------------------------------------------------
                                                             400,500  415,400
- -----------------------------------------------------------------------------
Expenses:
 Real estate taxes                                           150,000  130,100
 Depreciation and amortization                                59,300   62,900
 Property operating:
  Affiliates                                                  22,400   24,200
  Nonaffiliates                                               41,400   42,500
 Insurance--Affiliate                                          3,200    3,200
 Repairs and maintenance                                      44,200   33,900
 General and administrative:
  Affiliates                                                   5,600    4,900
  Nonaffiliates                                               19,000   19,500
- -----------------------------------------------------------------------------
                                                             345,100  321,200
- -----------------------------------------------------------------------------
Net income                                                  $ 55,400 $ 94,200
- -----------------------------------------------------------------------------
Net income allocated to General Partner                     $  5,500 $ 11,900
- -----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $ 49,900 $ 82,300
- -----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (145,182
 Units outstanding)                                         $   0.34 $   0.57
- -----------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1996        1995
- ---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $   55,400  $   94,200
 Adjustments to reconcile net income to net cash (used
  for) provided by operating activities:
  Depreciation and amortization                               59,300      62,900
  Changes in assets and liabilities:
   Decrease (increase) in rents receivable                       400     (17,100)
   Decrease in other assets                                    3,300       2,900
   (Decrease) in accrued real estate taxes                  (102,200)   (108,100)
   (Decrease) in accounts payable and accrued expenses       (38,500)       (800)
   Increase in due to Affiliates                               5,700      17,900
   (Decrease) in prepaid rent                                             (9,800)
- ---------------------------------------------------------------------------------
    Net cash (used for) provided by operating activities     (16,600)     42,100
- ---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                 (5,800)    (70,400)
- ---------------------------------------------------------------------------------
    Net cash (used for) investing activities                  (5,800)    (70,400)
- ---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                             (121,000)    (83,900)
 Increase (decrease) in security deposits                        100        (400)
- ---------------------------------------------------------------------------------
    Net cash (used for) financing activities                (120,900)    (84,300)
- ---------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                 (143,300)   (112,600)
Cash and cash equivalents at the beginning of the period   2,364,800   2,302,000
- ---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $2,221,500  $2,189,400
- ---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and is operated under the common control of the General Partner and an Affiliate of the General Partner. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

Commercial rental property held for investment is recorded at cost, net of any provision for value impairment, and depreciated (exclusive of amounts allocated to land and value impairments) on the straight-line method over its estimated useful life. Upon classifying commercial rental property as held for disposition, no depreciation or amortization of the property is provided in the Financial Statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications had no effect on net income or Partners' capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, commencing with the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), distributable Cash Flow (as defined in the Partnership Agreement), if any, is distributed 90% to the Limited Partners and 10% to the General Partner. For the quarter ended March 31, 1996 the General Partner was entitled to distributable Cash Flow (as defined in the Partnership Agreement) of $12,900.

In accordance with the Partnership Agreement, Losses (exclusive of Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Losses from a Major Capital Event, including any provisions for value impairment, are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event; first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits (exclusive of Profits from a Major Capital Event) are allocated; first, in accordance with the ratio in which Cash Flow (as defined in the Partnership Agreement) was distributable among the Partners for such fiscal year, to the extent of such Cash Flow (as defined in the Partnership Agreement); provided, however, that if the Partnership makes no distributions of Cash Flow (as defined in the Partnership Agreement) for such fiscal year, then such Profits are allocated 1% to the General Partner and 99% to the Limited Partners as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distributions of Sale or Refinancing Proceeds from such Major Capital Event; first, to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement) and Sale or Refinancing Proceeds in payment of said cumulative return); and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. Notwithstanding anything to the contrary, the interest of the General Partner in each material item of Partnership income, gain, loss, deduction or credit will be equal to at least 1% of each such item at all times during the existence of the Partnership. For the quarter ended March 31, 1996, the General Partner was allocated Profits of $5,500.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1996 were as follows:

                                                        Paid   Payable
- ----------------------------------------------------------------------
Property management and leasing fees                   $19,100 $3,600
Reimbursement of property insurance premiums, at cost     None  3,200
Reimbursement of expenses, at cost:
 --Accounting                                            3,800  2,000
 --Investor communication                                2,500  1,100
 --Legal                                                   100   None
- ----------------------------------------------------------------------
                                                       $25,500 $9,900
- ----------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of its remaining property, 1800 Sherman Office Building ("1800 Sherman") for the quarters ended March 31, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                        Comparative
                     Operating Results
                            (a)
                      For the Quarters
                           Ended
                      3/31/96  3/31/95
- ---------------------------------------
1800 SHERMAN OFFICE BUILDING
 (50%)
Rental revenues      $ 370,700 $384,800
- ---------------------------------------
Property net income  $  50,700 $ 88,900
- ---------------------------------------
Average occupancy          96%      98%
- ---------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses.

Net income for the quarter ended March 31, 1996 decreased $38,800 when compared to the quarter ended March 31, 1995. The decrease in net income was primarily due to diminished operating results of $38,200 at 1800 Sherman.

Rental revenues decreased $14,100 or 3.7% for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The primary factors which caused this decrease were decreases in the quarterly average occupancy rate at 1800 Sherman and in revenues generated by its parking facility.

Real estate tax expense increased $19,900 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The increase was primarily the result of a projected increase in the tax rate charged by the taxing authority.

Repairs and maintenance expense increased $10,300 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The increase was due to increased costs associated with the removal of snow from the property and an increase in the costs connected with the cleaning of the property.

Property operating expense decreased $2,900 for the quarterly periods under comparison primarily due to a decrease in professional service fees.

Insurance expense and general and administrative expenses remained relatively stable between the quarters under comparison.

To maintain the occupancy level at 1800 Sherman, the General Partner, through its Affiliated asset and property management group, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) cold-calling other businesses and tenants in the market area; and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its remaining property when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain this property. Notwithstanding the Partnership's intention relative to the sale of the property, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions are treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                           Comparative
                                                        Cash Flow Results
                                                      For the Quarters Ended
                                                        3/31/96     3/31/95
- ------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $   114,700  $  157,100
Items of reconciliation:
 Decrease (increase) in current assets                      3,700     (14,200)
 (Decrease) in current liabilities                       (135,000)   (100,800)
- ------------------------------------------------------------------------------
Net cash (used for) provided by operating activities  $   (16,600) $   42,100
- ------------------------------------------------------------------------------
Net cash (used for) investing activities              $    (5,800) $  (70,400)
- ------------------------------------------------------------------------------
Net cash (used for) financing activities              $  (120,900) $  (84,300)
- ------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $42,400 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 was primarily due to the decrease in net income, as previously discussed, exclusive of depreciation and amortization expense.

The decrease in the Partnership's cash position of $143,300 as of March 31, 1996 when compared to December 31, 1995 was primarily the result of distributions made to Partners together with a reduction of a portion of its outstanding liabilities at December 31, 1995. Liquid assets of the Partnership as of March 31, 1996 were comprised of working capital reserves and undistributed cash from operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash provided by (used for) operating activities changed from $42,100 for the quarter ended March 31, 1995 to $(16,600) for the quarter ended March 31, 1996. The change was primarily due to the decrease in net income, as previously discussed and the timing of the payment of certain Partnership expenses, partially offset by the timing of the collection of tenant's rental payments.

The decrease in net cash (used for) investing activities of $64,600 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 was due to a decrease in expenditures for capital, tenant improvement and leasing costs for the Partnership's remaining property. During the quarter ended March 31, 1996, the Partnership spent $5,800 for building and tenant improvements and leasing costs and has budgeted to spend approximately $75,000 during the remainder of 1996. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy in a very competitive market and to maximize rental rates charged to new and renewing tenants.

Net cash used for financing activities increased by $36,600 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The increase was primarily due to the increase in cash distributions paid to Partners.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to anticipated capital, tenant improvement and leasing costs necessary to be made at the Partnership's property during the next several years. For the quarter ended March 31, 1996, the Partnership included $14,400 of previously undistributed Cash Flow (as included in the Partnership Agreement) in its first quarter distribution to Partners.

Distributions to Limited Partners for the quarter ended March 31, 1996 were declared in the amount of $116,200 or $0.80 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of 1800 Sherman as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amount and/or availability of cash for future distribution to Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be less than such Limited Partners' original Capital Investment.

                          PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- -------   --------------------------------
          (a)  Exhibits:  None

          (b)  Reports on Form 8-K:

               There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FIRST CAPITAL GROWTH FUND--XIV,
                          A REAL ESTATE LIMITED PARTNERSHIP

                          BY: FIRST CAPITAL FUND--XIV, INC.
                              GENERAL PARTNER


Date: May 13, 1996        By: /s/       DOUGLAS CROCKER II
      ------------            ---------------------------------------
                                        DOUGLAS CROCKER II
                               President and Chief Executive Officer


Date: May 13, 1996        By: /s/         NORMAN M. FIELD
      ------------            ---------------------------------------
                                          NORMAN M. FIELD
                               Vice President--Finance and Treasurer