Form 10-Q
period 1996-06-30
FIRST CAPITAL GROWTH FUND-XIV
filed 1996-08-14
CIK 826745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the period ended                      June 30, 1996
                         -------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                      to
                                   -------------------     ---------------------
    Commission File Number                           0-17611
                          ------------------------------------------------------


      FIRST CAPITAL GROWTH FUND - XIV, A REAL ESTATE LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


            Illinois                                              36-3552804
- --------------------------------                              ------------------
 (State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                               Identification No.


Two North Riverside Plaza, Suite 950, Chicago, ILlinois           60606-2607
- -------------------------------------------------------       ------------------
      (Address of principal executive offices)                    (Zip Code)


                                (312) 207-0020
- --------------------------------------------------------------------------------
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

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated December 8, 1988, included in the Registrant's Registration Statement on Form S-11 is incorporated herein by reference in Part 1 of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                June 30,
                                                  1996      December 31,
                                               (Unaudited)      1995
- -------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 1,319,000    $1,319,000
 Building and improvements                       5,818,800     5,807,300
- -------------------------------------------------------------------------
                                                 7,137,800     7,126,300
Accumulated depreciation and amortization       (1,111,300)     (987,500)
- -------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                  6,026,500     6,138,800
Cash and cash equivalents                        2,384,000     2,364,800
Rents receivable                                     1,200         6,000
Other assets                                        19,400        26,000
- -------------------------------------------------------------------------
                                                $8,431,100    $8,535,600
- -------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accrued real estate taxes                     $   598,300    $  550,500
 Distributions payable                             129,000       121,000
 Accounts payable and accrued expenses              63,200        97,300
 Due to Affiliates                                   9,100         4,200
 Security deposits                                  38,200        38,100
 Other liabilities                                   3,300        19,700
- -------------------------------------------------------------------------
                                                   841,100       830,800
- -------------------------------------------------------------------------
Partners' capital:
 General Partner                                   151,900       163,400
 Limited Partners (145,182 Units issued and
  outstanding)                                   7,438,100     7,541,400
- -------------------------------------------------------------------------
                                                 7,590,000     7,704,800
- -------------------------------------------------------------------------
                                               $ 8,431,100    $8,535,600
- -------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                             General    Limited
                                             Partner    Partners     Total
- ------------------------------------------------------------------------------
Partners' capital, January 1, 1995           $202,800  $8,842,700  $9,045,500
Net income (loss) for the year ended
 December 31, 1995                              9,000    (865,800)   (856,800)
Distributions for the year ended December
 31, 1995                                     (48,400)   (435,500)   (483,900)
- ------------------------------------------------------------------------------
Partners' capital, December 31, 1995          163,400   7,541,400   7,704,800
Net income for the six months ended
 June 30, 1996                                 14,300     129,000     143,300
Distributions for the six months ended June
 30, 1996                                     (25,800)   (232,300)   (258,100)
- ------------------------------------------------------------------------------
Partners' capital,
 June 30, 1996                               $151,900  $7,438,100  $7,590,000
- ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                              1996     1995
- -----------------------------------------------------------------------------
Income:
 Rental                                                     $411,600 $389,600
 Interest                                                     28,800   32,900
- -----------------------------------------------------------------------------
                                                             440,400  422,500
- -----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                64,500   63,400
 Property operating:
  Affiliates                                                  23,900   15,600
  Nonaffiliates                                               34,200   30,700
 Real estate taxes                                           150,000  130,100
 Insurance--Affiliate                                          3,200    2,000
 Repairs and maintenance                                      53,600   38,300
 General and administrative:
  Affiliates                                                   8,300    4,000
  Nonaffiliates                                               14,800   27,800
- -----------------------------------------------------------------------------
                                                             352,500  311,900
- -----------------------------------------------------------------------------
Net income                                                  $ 87,900 $110,600
- -----------------------------------------------------------------------------
Net income allocated to General Partner                     $  8,800 $  8,600
- -----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $ 79,100 $102,000
- -----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (145,182
 Units outstanding)                                         $   0.54 $   0.70
- -----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                              1996     1995
- -----------------------------------------------------------------------------
Income:
 Rental                                                     $782,300 $774,400
 Interest                                                     58,600   63,500
- -----------------------------------------------------------------------------
                                                             840,900  837,900
- -----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                               123,800  126,300
 Property operating:
  Affiliates                                                  46,300   40,200
  Nonaffiliates                                               75,600   72,800
 Real estate taxes                                           300,000  260,200
 Insurance--Affiliate                                          6,400    5,200
 Repairs and maintenance                                      97,800   72,200
 General and administrative:
  Affiliates                                                  13,900    8,600
  Nonaffiliates                                               33,800   47,600
- -----------------------------------------------------------------------------
                                                             697,600  633,100
- -----------------------------------------------------------------------------
Net income                                                  $143,300 $204,800
- -----------------------------------------------------------------------------
Net income allocated to General Partner                     $ 14,300 $ 20,500
- -----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $129,000 $184,300
- -----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (145,182
 Units outstanding)                                         $   0.89 $   1.27
- -----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1996        1995
- ------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  143,300  $  204,800
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           123,800     126,300
  Changes in assets and liabilities:
   Decrease in rents receivable                             4,800      10,100
   Decrease in other assets                                 6,600       5,700
   Increase in accrued real estate taxes                   47,800      22,000
   (Decrease) in accounts payable and accrued expenses    (34,100)     (8,200)
   Increase in due to Affiliates                            4,900       8,600
   (Decrease) in other liabilities                        (16,400)    (13,100)
- ------------------------------------------------------------------------------
    Net cash provided by operating activities             280,700     356,200
- ------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements             (11,500)    (99,400)
- ------------------------------------------------------------------------------
    Net cash (used for) investing activities              (11,500)    (99,400)
- ------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (250,100)   (204,900)
 Increase (decrease) in security deposits                     100      (4,200)
- ------------------------------------------------------------------------------
    Net cash (used for) financing activities             (250,000)   (209,100)
- ------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  19,200      47,700
Cash and cash equivalents at the beginning of the
 period                                                 2,364,800   2,302,000
- ------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $2,384,000  $2,349,700
- ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1996

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1996, are not necessarily indicative of the operating results for the year ending December 31, 1996.

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

Commercial rental property held for investment is recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairment) on the straight-line method over its estimated useful life. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of the property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

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

Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, commencing with the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), distributable Cash Flow (as defined in the Partnership Agreement), if any, is distributed 90% to the Limited Partners and 10% to the General Partner. For the quarter and six months ended June 30, 1996, the General Partner was entitled to distributable Cash Flow (as defined in the Partnership Agreement) of $12,900 and $25,800, respectively.

In accordance with the Partnership Agreement, Losses (exclusive of Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Losses from a Major Capital Event, including any provisions for value impairment, are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event; first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits (exclusive of Profits from a Major Capital Event) are allocated; first, in accordance with the ratio in which Cash Flow (as defined in the Partnership Agreement) was distributable among the Partners for such fiscal year, to the extent of such Cash Flow (as defined in the Partnership Agreement); provided, however, that if the Partnership makes no distributions of Cash Flow (as defined in the Partnership Agreement) for such fiscal year, then such Profits are allocated 1% to the General Partner and 99% to the Limited Partners as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event; first, to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement) and Sale or Refinancing Proceeds in payment of said cumulative return); and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. Notwithstanding anything to the contrary, the interest of the General Partner in each material item of Partnership income, gain, loss, deduction or credit will be equal to at least 1% of each such item at all times during the existence of the Partnership. For the quarter and six months ended June 30, 1996, the General Partner was allocated Profits of $8,800 and $14,300, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1996 were as follows:

                                                            Paid
                                                       ---------------
                                                                 Six
                                                       Quarter Months  Payable
- ------------------------------------------------------------------------------
Property managment and leasing fees                    $24,000 $43,100 $6,600
Reimbursement of property insurance premiums, at cost    6,400   6,400   None
Reimbursement of expenses, at cost:
 --Accounting                                            3,400   7,200  1,700
 --Investor communication                                2,000   4,500    800
 --Legal                                                   300     400   None
- ------------------------------------------------------------------------------
                                                       $36,100 $61,600 $9,100
- ------------------------------------------------------------------------------

On-site property management for the Partnership's property is provided by an Affiliate of the General Partner for fees ranging from 3% to 6% of gross rents received from the property.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of its remaining property, 1800 Sherman Office Building ("1800 Sherman"), for the quarters and six months ended June 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                      Comparative Operating Results (a)
                          For the           For the
                      Quarters Ended   Six Months Ended
                     6/30/96  6/30/95  6/30/96  6/30/95
- --------------------------------------------------------
Rental revenues      $411,600 $389,600 $782,300 $774,400
- --------------------------------------------------------
Property net income  $ 82,300 $110,300 $133,000 $199,100
- --------------------------------------------------------
Average occupancy         95%      98%      96%      98%
- --------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and six months ended June 30, 1996 and 1995.

Net income decreased $22,700 and $61,500 for the quarter and six months ended June 30, 1996 when compared to the quarter and six months ended June 30, 1995, respectively. The decreases in net income were primarily the result of increases in real estate tax, repair and maintenance and property operating expenses. Partially offsetting the decreases were increases in rental revenues and decreases in general and administrative expenses which were the result of a reduction in the costs associated with printing and data processing.

Rental revenues increased $22,000 and $7,900, respectively, for the quarter and six months ended June 1996 when compared to June 30, 1995. The increases were primarily the result of an increase in real estate tax escalation income which was the result of increased tax bills and consequently larger billings to tenants. The increases were partially offset by a decrease in base rental revenues which was the result of a lower occupancy of 1800 Sherman.

Real estate tax increased $19,900 and $39,800 for the quarter and six-month periods under comparison, respectively. These increases were primarily the result of projected tax rate increases.

Repair and maintenance expense increased $15,300 and $25,600 for the quarter and six months ended June 30, 1996 when compared to June 30, 1995, respectively. The increases were primarily due to several projects completed in 1996 in order to improve the interior and exterior appearance of the building.

Property operating expense increased $11,800 and $8,900 for the quarters and six months under comparison, respectively. The increases were primarily the result of increased property management fees.

Despite the fact that rental revenue is a factor in determining the amount of property management and leasing fees to be paid, property management and leasing fees increased primarily as a result of a decrease in leasing fees paid to outside leasing agents during 1996. The increase was partially offset for the six-month period by a decrease in professional fees.

To maintain the occupancy level at 1800 Sherman, the General Partner, through its Affiliated asset and property management group, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant's leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) cold-calling other businesses and tenants in the market area; and
5) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its property when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Notwithstanding the Partnership's intention relative to the sale of its property, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Cash Flow.

                                                     Comparative Cash Flow
                                                      Results For the Six
                                                         Months Ended
                                                      6/30/96     6/30/95
- ----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 267,100   $ 331,100
Items of reconciliation
 Decrease in current assets                              11,400      15,800
 Increase in current liabilities                          2,200       9,300
- ----------------------------------------------------------------------------
Net cash provided by operating activities             $ 280,700   $ 356,200
- ----------------------------------------------------------------------------
Net cash (used for) investing activities             $  (11,500) $  (99,400)
- ----------------------------------------------------------------------------
Net cash (used for) financing activities              $(250,000)  $(209,100)
- ----------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The decrease in Cash Flow (as defined in the Partnership Agreement) of $64,000 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 was primarily due to diminished operating income, exclusive of depreciation and amortization, at 1800 Sherman.

The increase in the Partnership's cash position of $19,200 was primarily the result of net cash provided by operating activities exceeding distributions paid to Partners and capital and tenant improvements.

The decrease in net cash provided by operating activities of $75,500 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 was primarily the result of diminished operating results at 1800 Sherman, as previously discussed.

Net cash used for investing activities decreased $87,900 for the six months ended June 30, 1996 when compared to June 30, 1995. The decrease was the result of a reduction in expenditures for capital, tenant improvement and leasing costs for the Partnership's remaining property. For the six months ended June 30, 1996, the Partnership spent $11,500 for capital, tenant improvement and leasing costs and has budgeted to spend approximately $130,000 for the remainder of 1996. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy in a very competitive market and to maximize rental rates charged to new and renewing tenants.

The increase in net cash used for financing activities of $40,900 for the six-month periods under comparison was primarily the result of an increase in distributions paid to Partners.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs necessary to be made to the Partnership's property during the next several years. As a result, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves approximated $9,000 for the six months ended June 30, 1996.

Distributions to Limited Partners for the quarter ended June 30, 1996 were declared in the amount of $116,100 or $0.80 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of 1800 Sherman as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves. Accordingly, there can be no assurance as to the amounts and/or availability of cash for future distributions to Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be less than such Limited Partners' Original Capital Contribution.

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
- -----------------------------------------

        (a) Exhibits:  None

        (b) Reports on Form 8-K:

        There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FIRST CAPITAL GROWTH FUND - XIV,
                                 A REAL ESTATE LIMITED PARTNERSHIP

                                 By: FIRST CAPITAL FUND XIV, INC.
                                     GENERAL PARTNER

Date:  August 14, 1996           By: /s/  DOUGLAS CROCKER II
       ---------------               -------------------------------------
                                          DOUGLAS CROCKER II
                                     President and Chief Executive Officer


Date:  August 14, 1996           By: /s/  NORMAN M. FIELD
       ---------------               --------------------------------------
                                          NORMAN M. FIELD
                                     Vice President - Finance and Treasurer