Form 10-Q
period 1996-09-30
FIRST CAPITAL GROWTH FUND-XIV
filed 1996-11-13
CIK 826745

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


      FIRST CAPITAL GROWTH FUND - XIV, A REAL ESTATE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


            Illinois                                              36-3552804
--------------------------------                              ------------------
 (State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                               Identification No.


Two North Riverside Plaza, Suite 950, Chicago, ILlinois           60606-2607
-------------------------------------------------------       ------------------
      (Address of principal executive offices)                    (Zip Code)


                                (312) 207-0020
--------------------------------------------------------------------------------
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

                      Comparative Operating Results (a)
                          For the           For the
                      Quarters Ended   Six Months Ended
                     6/30/96  6/30/95  6/30/96  6/30/95
--------------------------------------------------------
Rental revenues      $411,600 $389,600 $782,300 $774,400
--------------------------------------------------------
Property net income  $ 82,300 $110,300 $133,000 $199,100
--------------------------------------------------------
Average occupancy         95%      98%      96%      98%
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

                                                     Comparative Cash Flow
                                                      Results For the Six
                                                         Months Ended
                                                      6/30/96     6/30/95
----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 267,100   $ 331,100
Items of reconciliation
 Decrease in current assets                              11,400      15,800
 Increase in current liabilities                          2,200       9,300
----------------------------------------------------------------------------
Net cash provided by operating activities             $ 280,700   $ 356,200
----------------------------------------------------------------------------
Net cash (used for) investing activities             $  (11,500) $  (99,400)
----------------------------------------------------------------------------
Net cash (used for) financing activities              $(250,000)  $(209,100)
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                June 30,
                                                  1996      December 31,
                                               (Unaudited)      1995
-------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 1,319,000    $1,319,000
 Building and improvements                       5,818,800     5,807,300
-------------------------------------------------------------------------
                                                 7,137,800     7,126,300
Accumulated depreciation and amortization       (1,111,300)     (987,500)
-------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                  6,026,500     6,138,800
Cash and cash equivalents                        2,384,000     2,364,800
Rents receivable                                     1,200         6,000
Other assets                                        19,400        26,000
-------------------------------------------------------------------------
                                                $8,431,100    $8,535,600
-------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accrued real estate taxes                     $   598,300    $  550,500
 Distributions payable                             129,000       121,000
 Accounts payable and accrued expenses              63,200        97,300
 Due to Affiliates                                   9,100         4,200
 Security deposits                                  38,200        38,100
 Other liabilities                                   3,300        19,700
-------------------------------------------------------------------------
                                                   841,100       830,800
-------------------------------------------------------------------------
Partners' capital:
 General Partner                                   151,900       163,400
 Limited Partners (145,182 Units issued and
  outstanding)                                   7,438,100     7,541,400
-------------------------------------------------------------------------
                                                 7,590,000     7,704,800
-------------------------------------------------------------------------
                                               $ 8,431,100    $8,535,600
-------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                             General    Limited
                                             Partner    Partners     Total
------------------------------------------------------------------------------
Partners' capital, January 1, 1995           $202,800  $8,842,700  $9,045,500
Net income (loss) for the year ended
 December 31, 1995                              9,000    (865,800)   (856,800)
Distributions for the year ended December
 31, 1995                                     (48,400)   (435,500)   (483,900)
------------------------------------------------------------------------------
Partners' capital, December 31, 1995          163,400   7,541,400   7,704,800
Net income for the six months ended
 June 30, 1996                                 14,300     129,000     143,300
Distributions for the six months ended June
 30, 1996                                     (25,800)   (232,300)   (258,100)
------------------------------------------------------------------------------
Partners' capital,
 June 30, 1996                               $151,900  $7,438,100  $7,590,000
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                              1996     1995
-----------------------------------------------------------------------------
Income:
 Rental                                                     $411,600 $389,600
 Interest                                                     28,800   32,900
-----------------------------------------------------------------------------
                                                             440,400  422,500
-----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                64,500   63,400
 Property operating:
  Affiliates                                                  23,900   15,600
  Nonaffiliates                                               34,200   30,700
 Real estate taxes                                           150,000  130,100
 Insurance--Affiliate                                          3,200    2,000
 Repairs and maintenance                                      53,600   38,300
 General and administrative:
  Affiliates                                                   8,300    4,000
  Nonaffiliates                                               14,800   27,800
-----------------------------------------------------------------------------
                                                             352,500  311,900
-----------------------------------------------------------------------------
Net income                                                  $ 87,900 $110,600
-----------------------------------------------------------------------------
Net income allocated to General Partner                     $  8,800 $  8,600
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $ 79,100 $102,000
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (145,182
 Units outstanding)                                         $   0.54 $   0.70
-----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                              1996     1995
-----------------------------------------------------------------------------
Income:
 Rental                                                     $782,300 $774,400
 Interest                                                     58,600   63,500
-----------------------------------------------------------------------------
                                                             840,900  837,900
-----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                               123,800  126,300
 Property operating:
  Affiliates                                                  46,300   40,200
  Nonaffiliates                                               75,600   72,800
 Real estate taxes                                           300,000  260,200
 Insurance--Affiliate                                          6,400    5,200
 Repairs and maintenance                                      97,800   72,200
 General and administrative:
  Affiliates                                                  13,900    8,600
  Nonaffiliates                                               33,800   47,600
-----------------------------------------------------------------------------
                                                             697,600  633,100
-----------------------------------------------------------------------------
Net income                                                  $143,300 $204,800
-----------------------------------------------------------------------------
Net income allocated to General Partner                     $ 14,300 $ 20,500
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $129,000 $184,300
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (145,182
 Units outstanding)                                         $   0.89 $   1.27
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1996        1995
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  143,300  $  204,800
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           123,800     126,300
  Changes in assets and liabilities:
   Decrease in rents receivable                             4,800      10,100
   Decrease in other assets                                 6,600       5,700
   Increase in accrued real estate taxes                   47,800      22,000
   (Decrease) in accounts payable and accrued expenses    (34,100)     (8,200)
   Increase in due to Affiliates                            4,900       8,600
   (Decrease) in other liabilities                        (16,400)    (13,100)
------------------------------------------------------------------------------
    Net cash provided by operating activities             280,700     356,200
------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements             (11,500)    (99,400)
------------------------------------------------------------------------------
    Net cash (used for) investing activities              (11,500)    (99,400)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (250,100)   (204,900)
 Increase (decrease) in security deposits                     100      (4,200)
------------------------------------------------------------------------------
    Net cash (used for) financing activities             (250,000)   (209,100)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  19,200      47,700
Cash and cash equivalents at the beginning of the
 period                                                 2,364,800   2,302,000
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $2,384,000  $2,349,700
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

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1996 were as follows:

                                                            Paid
                                                       ---------------
                                                                 Six
                                                       Quarter Months  Payable
------------------------------------------------------------------------------
Property managment and leasing fees                    $24,000 $43,100 $6,600
Reimbursement of property insurance premiums, at cost    6,400   6,400   None
Reimbursement of expenses, at cost:
 --Accounting                                            3,400   7,200  1,700
 --Investor communication                                2,000   4,500    800
 --Legal                                                   300     400   None
------------------------------------------------------------------------------
                                                       $36,100 $61,600 $9,100
------------------------------------------------------------------------------

On-site property management for the Partnership's property is provided by an Affiliate of the General Partner for fees ranging from 3% to 6% of gross rents received from the property.

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
-----------------------------------------

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