Form 10-Q/A
period 1996-09-30
FIRST CAPITAL GROWTH FUND-XIV
filed 1996-11-14
CIK 826745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q/A
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994


     For the period ended                 September 30, 1996
                            ----------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the to transition period from                     to
                                        -------------------  -------------------

     Commission File Number                               0-17611
                             ---------------------------------------------------

      FIRST CAPITAL GROWTH FUND - XIV, A REAL ESTATE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Illinois                                               36-3552804
-------------------------------                      ---------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)


Two North Riverside Plaza, Suite 950, Chicago, Illinois           60606-2607
-------------------------------------------------------       ------------------
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

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated December 8, 1988, included in the Registrant's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                               September 30,
                                                   1996      December 31,
                                                (Unaudited)      1995
-------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                           $1,319,000    $1,319,000
 Building and improvements                       5,836,100     5,807,300
-------------------------------------------------------------------------
                                                 7,155,100     7,126,300
Accumulated depreciation and amortization       (1,174,100)     (987,500)
-------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                  5,981,000     6,138,800
Cash and cash equivalents                        1,788,600     2,364,800
Investments in debt securities                     489,700
Rents receivable                                    10,200         6,000
Other assets                                        17,400        26,000
-------------------------------------------------------------------------
                                                $8,286,900    $8,535,600
-------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accrued real estate taxes                      $  400,000    $  550,500
 Distributions payable                             129,100       121,000
 Accounts payable and accrued expenses              61,300        97,300
 Due to Affiliates                                   7,200         4,200
 Security deposits                                  38,500        38,100
 Other liabilities                                   3,300        19,700
-------------------------------------------------------------------------
                                                   639,400       830,800
-------------------------------------------------------------------------
Partners' capital:
 General Partner                                   157,700       163,400
 Limited Partners (145,182 Units issued and
  outstanding)                                   7,489,800     7,541,400
-------------------------------------------------------------------------
                                                 7,647,500     7,704,800
-------------------------------------------------------------------------
                                                $8,286,900    $8,535,600
-------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                           General    Limited
                                           Partner    Partners     Total
----------------------------------------------------------------------------
Partners' capital, January 1, 1995         $202,800  $8,842,700  $9,045,500
Net income (loss) for the year ended
 December 31, 1995                            9,000    (865,800)   (856,800)
Distributions for the year ended December
 31, 1995                                   (48,400)   (435,500)   (483,900)
----------------------------------------------------------------------------
Partners' capital, December 31, 1995        163,400   7,541,400   7,704,800
Net income for the nine months ended
 September 30, 1996                          33,000     296,900     329,900
Distributions for the nine months ended
 September 30, 1996                         (38,700)   (348,500)   (387,200)
----------------------------------------------------------------------------
Partners' capital, September 30, 1996      $157,700  $7,489,800  $7,647,500
----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                            1996     1995
-----------------------------------------------------------
Income:
 Rental                                   $396,600 $388,600
 Interest                                   31,400   32,600
-----------------------------------------------------------
                                           428,000  421,200
-----------------------------------------------------------
Expenses:
 Depreciation and amortization              62,800   64,900
 Property operating:
  Affiliates                                23,700   40,000
  Nonaffiliates                             47,800   38,300
 Real estate taxes                          49,700  140,800
 Insurance--Affiliate                        3,200    4,900
 Repairs and maintenance                    41,700   45,100
 General and administrative:
  Affiliates                                 2,600    6,900
  Nonaffiliates                              9,900   13,800
-----------------------------------------------------------
                                           241,400  354,700
-----------------------------------------------------------
Net income                                $186,600 $ 66,500
-----------------------------------------------------------
Net income allocated to General Partner   $ 18,700 $  6,800
-----------------------------------------------------------
Net income allocated to Limited Partners  $167,900 $ 59,700
-----------------------------------------------------------
Net income allocated to Limited Partners
 per Unit (145,182 Units outstanding)     $   1.16 $   0.41
-----------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1996and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
------------------------------------------------------------------------
Income:
 Rental                                            $1,178,900 $1,163,000
 Interest                                              90,000     96,100
------------------------------------------------------------------------
                                                    1,268,900  1,259,100
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        186,600    191,200
 Property operating:
  Affiliates                                           70,000     80,200
  Nonaffiliates                                       123,400    111,100
 Real estate taxes                                    349,700    401,000
 Insurance--Affiliate                                   9,600     10,100
 Repairs and maintenance                              139,500    117,300
 General and administrative:
  Affiliates                                           16,500     15,500
  Nonaffiliates                                        43,700     61,400
------------------------------------------------------------------------
                                                      939,000    987,800
------------------------------------------------------------------------
Net income                                         $  329,900 $  271,300
------------------------------------------------------------------------
Net income allocated to General Partner            $   33,000 $   27,300
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  296,900 $  244,000
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (145,182 Units outstanding)                       $     2.05 $     1.68
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1996        1995
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  329,900  $  271,300
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           186,600     191,200
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable                 (4,200)     10,300
   Decrease in other assets                                 8,600       9,100
   (Decrease) increase in accrued real estate taxes      (150,500)    162,700
   (Decrease) in accounts payable and accrued expenses    (36,000)     (5,600)
   Increase in due to Affiliates                            3,000       4,600
   (Decrease) in other liabilities                        (16,400)    (17,300)
------------------------------------------------------------------------------
    Net cash provided by operating activities             321,000     626,300
------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements             (28,800)   (106,400)
 (Increase) in investments in debt securities            (489,700)
------------------------------------------------------------------------------
    Net cash (used for) investing activities             (518,500)   (106,400)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (379,100)   (325,900)
 Increase (decrease) in security deposits                     400      (8,000)
------------------------------------------------------------------------------
    Net cash (used for) financing activities             (378,700)   (333,900)
------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents     (576,200)    186,000
Cash and cash equivalents at the beginning of the
 period                                                 2,364,800   2,302,000
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $1,788,600  $2,488,000
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1996


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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1996, are not necessarily indicative of the operating results for the year ending December 31, 1996.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in 1800 Sherman Office Building and is operated under the common control of the General Partner and an Affiliate of the General Partner. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

Commercial rental property held for investment is recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairment) on the straight-line method over its estimated useful life. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of the property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized on a straight-line method over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated on the straight-line method over the estimated life of the improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

Investments in debt securities are comprised of obligations of the United States government totaling $489,700 and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximated fair market value. All of these securities had a maturity of less than one year when purchased.

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


2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, commencing with the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), distributable Cash Flow (as defined in the Partnership Agreement), if any, is distributed 90% to the Limited Partners and 10% to the General Partner. For the quarter and nine months ended September 30, 1996, the General Partner was entitled to distributable Cash Flow (as defined in the Partnership Agreement) of $12,900 and $38,700, respectively.

In accordance with the Partnership Agreement, Losses (exclusive of Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Losses from a Major Capital Event, including any provisions for value impairment, are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits (exclusive of Profits from a Major Capital Event) are allocated: first, in accordance with the ratio in which Cash Flow (as defined in the Partnership Agreement) was distributable among the Partners for such fiscal year, to the extent of such Cash Flow (as defined in the Partnership Agreement), provided, however, that if the Partnership makes no distributions of Cash Flow (as defined in the Partnership Agreement) for such fiscal year, then such Profits are allocated 1% to the General Partner and 99% to the Limited Partners as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement) and Sale or Refinancing Proceeds in payment of said cumulative return); and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. Notwithstanding anything to the contrary, the interest of the General Partner in each material item of Partnership income, gain, loss, deduction or credit will be equal to at least 1% of each such item at all times during the existence of the Partnership. For the quarter and nine months ended September 30, 1996, the General Partner was allocated Profits of $18,700 and $33,000, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1996 were as follows:

                                                        Paid
                                                 -------------------
                                                 Quarter Nine Months Payable
----------------------------------------------------------------------------
Property management and leasing fees             $24,400   $67,500   $1,900
Reimbursement of propety insurance premiums, at
 cost                                              3,200     9,600     None
Reimbursement of expenses, at cost:
 --Accounting                                      2,100     9,300    3,600
 --Investor communication                          1,100     5,600    1,700
 --Legal                                             600     1,000     None
----------------------------------------------------------------------------
                                                 $31,400   $93,000   $7,200
----------------------------------------------------------------------------

On-site property management for the Partnership's property is provided by an Affiliate of the General Partner for fees ranging from 3% to 6% of gross rents received by the property.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of its remaining property, 1800 Sherman Office Building ("1800 Sherman"), for the quarters and nine months ended September 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative Operating Results (a)
                     For the Quarters   For the Nine Months
                           Ended               Ended
                     9/30/96  9/30/95   9/30/96    9/30/95
------------------------------------------------------------
Rental revenues      $396,600 $396,300 $1,178,900 $1,170,700
------------------------------------------------------------
Property net income  $168,100 $ 65,200 $  301,100 $  264,300
------------------------------------------------------------
Average occupancy         94%      97%        95%        98%
------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and nine months ended September 30, 1996 and 1995.

Net income increased $120,100 and $58,600 for the quarter and nine months ended September 30, 1996 when compared to the quarter and nine months ended September 30, 1995, respectively. The increases in net income were primarily the result of decreases in real estate tax and general and administrative expenses and an increase in rental revenues. The decrease in general and administrative expenses was the result of a reduction in the costs associated with printing and mailing. Partially offsetting the increase in net income for the periods under comparison was an increase in repair and maintenance expenses.

Rental revenues increased $8,000 or 2% and $15,900 or 1% for the quarter and nine months ended September 1996, respectively, when compared to the quarter and nine months ended September 30, 1995. The increases were primarily the result of an increase in escalation income due to an increase in 1996 in expenses that are reimbursable by the tenants. The increases were partially offset by a decrease in base rental revenues which was the result of a lower average occupancy rate at 1800 Sherman.

Real estate tax expense decreased $91,100 and $51,300, respectively, for the quarterly and nine-month periods under comparison. These decreases were primarily due to the successful appeal for a reduction of the assessed value of 1800 Sherman for the 1995 tax year.

Property operating expenses decreased $6,800 for the quarter ended September 30, 1996 when compared to the quarter ended September 30, 1995. The decrease was primarily the result of decreases in utilities and personnel costs. Property operating expenses remained relatively stable for the nine-month periods under comparison.

Repairs and maintenance expenses increased by $22,200 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. The increase was primarily due to increased costs resulting from hiring a more thorough and dependable contractor for the cleaning of the building. In addition, snow fall in 1996 was significantly higher than in 1995 resulting in an increase in snow removal costs. Repair and maintenance expenses remained relatively stable for the quarterly periods under comparison.

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

                                                      Comparative Cash
                                                        Flow Results
                                                     For the Nine Months
                                                            Ended
                                                      9/30/96    9/30/95
--------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $ 516,500  $ 462,500
Items of reconciliation:
 Decrease in current assets                              4,400     19,400
 (Decrease) increase in current liabilities           (199,900)   144,400
--------------------------------------------------------------------------
Net cash provided by operating activities            $ 321,000  $ 626,300
--------------------------------------------------------------------------
Net cash (used for) investing activities             $(518,500) $(106,400)
--------------------------------------------------------------------------
Net cash (used for) financing activities             $(378,700) $(333,900)
--------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $54,000 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 was primarily due to improved operating results, exclusive of depreciation and amortization, at 1800 Sherman.

The decrease in the Partnership's cash position of $576,200 was primarily the result of investments in debt securities, distributions paid to Partners and expenditures for capital and tenant improvements exceeding net cash provided by operating activities.

The decrease in net cash provided by operating activities of $305,300 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 was primarily the result of a the timing of the payment of real estate taxes paid on 1800 Sherman. During the 1995 period the Partnership paid one of two installments on its real estate taxes, while during the comparable period of 1996 both installments were paid. The second installment of the real estate taxes payable in 1995 were paid during the fourth quarter of 1995.

Net cash used for investing activities increased $412,100 for the nine months ended September 30, 1996 when compared to September 30, 1995. The increase was primarily the result of an increase in investments in debt securities. Partially offsetting the increase was a decrease in expenditures for capital and tenant improvement and leasing costs. For the nine months ended September 30, 1996, the Partnership spent $28,800 for capital and tenant improvement and leasing costs and has budgeted to spend approximately $15,000 during the remainder of 1996. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy in a very competitive market and to maximize rental rates charged to new and renewing tenants.

The increase in net cash used for financing activities of $44,800 for the nine-month periods under comparison was primarily the result of an increase in distributions paid to Partners.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvement and leasing costs necessary to be made to the Partnership's property during the next several years. As a result, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves approximated $129,300 for the nine months ended September 30, 1996.

Distributions to Limited Partners for the quarter ended September 30, 1996 were declared in the amount of $116,200 or $0.80 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of 1800 Sherman as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves. Accordingly, there can be no assurance as to the amounts and/or availability of future cash for distributions to Partners.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                      Comparative Cash
                                                        Flow Results
                                                     For the Nine Months
                                                            Ended
                                                      9/30/96    9/30/95
--------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $ 516,500  $ 462,500
Items of reconciliation:
Decrease in current assets                               4,400     19,400
(Decrease) increase in current liabilities            (199,900)   144,400
--------------------------------------------------------------------------
Net cash provided by operating activities            $ 321,000  $ 626,300
--------------------------------------------------------------------------
Net cash (used for) investing activities             $(518,500) $(106,400)
--------------------------------------------------------------------------
Net cash (used for) financing activities             $(378,700) $(333,900)
--------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $54,000 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 was primarily due to improved operating results, exclusive of depreciation and amortization, at 1800 Sherman.

The decrease in the Partnership's cash position of $576,200 was primarily the result of investments in debt securities, distributions paid to Partners and expenditures for capital and tenant improvements exceeding net cash provided by operating activities.

The decrease in net cash provided by operating activities of $305,300 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 was primarily the result of the timing of the payment of real estate taxes paid on 1800 Sherman. During the 1995 period the Partnership paid one of two installments on its real estate taxes, while during the comparable period of 1996 both installments were paid. The second installment of the real estate taxes payable in 1995 was paid during the fourth quarter of 1995.

Net cash used for investing activities increased $412,100 for the nine months ended September 30, 1996 when compared to September 30, 1995. The increase was primarily the result of an increase in investments in debt securities. Partially offsetting the increase was a decrease in expenditures for capital and tenant improvement and leasing costs. For the nine months ended September 30, 1996, the Partnership spent $28,800 for capital and tenant improvements and leasing costs and has projected to spend approximately $15,000 during the remainder of 1996. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy in a very competitive market and to maximize rental rates charged to new and renewing tenants.

The increase in net cash used for financing activities of $44,800 for the nine-month periods under comparison was primarily the result of an increase in distributions paid to Partners.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made to the Partnership's property during the next several years. As a result, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves approximated $129,300 for the nine months ended September 30, 1996.

Distributions to Limited Partners for the quarter ended September 30, 1996 were declared in the amount of $116,200 or $0.80 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of 1800 Sherman as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves. Accordingly, there can be no assurance as to the amounts of future cash for distributions to Partners.

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

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
-----------------------------------------

        (a) Exhibits:  None

        (b) Reports on Form 8-K:

        There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FIRST CAPITAL GROWTH FUND - XIV,
                                 A REAL ESTATE LIMITED PARTNERSHIP

                                 By: FIRST CAPITAL FUND XIV, INC.
                                     GENERAL PARTNER

Date:  November 13, 1996         By: /s/  DOUGLAS CROCKER II
       -----------------             -----------------------
                                          DOUGLAS CROCKER II
                                     President and Chief Executive Officer

Date:  November 13, 1996         By: /s/     NORMAN M. FIELD
       -----------------             -----------------------
                                             NORMAN M. FIELD
                                     Vice President - Finance and Treasurer