Form 10-K
period 1996-12-31
FIRST CAPITAL GROWTH FUND-XIV
filed 1997-03-28
CIK 826745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                   December 31, 1996
                            ----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                    ---------------------    -------------------

     Commission File Number                               0-17611
                                    --------------------------------------------

      FIRST CAPITAL GROWTH FUND - XIV, A REAL ESTATE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                               36-3552804
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois          60606-2607
--------------------------------------------------------     -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code              (312) 207-0020
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:          NONE
                                                             -------------------

                                                             Limited Partnership
Securities registered pursuant to Section 12(g) of the Act:    Assignee Units
                                                             -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated December 8, 1988, included in the Registrant's Registration Statement on Form S-11 (Registration No. 33-19365), is incorporated herein by reference in Part IV of this report.

EXHIBIT INDEX - PAGE A-1
------------------------

                                    PART I

ITEM 1.  BUSINESS
-------  --------

The registrant, First Capital Growth Fund - XIV, A Real Estate Limited Partnership (the "Partnership"), is a limited partnership organized in 1987 under the Revised Uniform Limited Partnership Act of the State of Illinois. The Partnership sold 145,182 Limited Partnership Assignee Units (the "Units") to the public from December 1988 to September 1990, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration No. 33-19365). Unless otherwise disclosed herein, capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest on a leveraged basis in a diversified portfolio of primarily institutional-quality, income-producing real estate, such as shopping centers, office buildings, apartments, warehouses, manufactured housing or any one or more of these categories. In December 1988, the Partnership purchased a 25% interest in one joint venture which was formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property and in March 1991, the Partnership purchased a 50% interest in one joint venture which was formed with the same Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. These joint ventures, prior to dissolution, are operated under the common control of First Capital Fund - XIV, Inc. (the "General Partner") and an Affiliate. During 1993, the joint venture in which the Partnership had a 25% interest surrendered title to its property to the mortgage holder through foreclosure and subsequently dissolved the joint venture.

Property management services for the Partnership's real estate investment is provided by an Affiliate of the General Partner for fees calculated as a percentage of gross rents received from the property.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. The property owned by the Partnership frequently competes for tenants with similar properties owned by others.

As of March 1, 1997, the Partnership employed, through its joint venture, three people for on-site property maintenance and administration.

ITEM 2.  PROPERTY
-------  --------

As of December 31, 1996, the Partnership owned a 50% interest in a joint venture which owned, in fee simple, the 1800 Sherman Office Building ("the Property"), located in Evanston, Illinois. The Property has 134,541 net leasable square feet of which 94%, 97%, 97%, 94%, and 88%, was occupied as of December 31, 1996, 1995, 1994, 1993, and 1992, respectively. The average annual rental per square foot, as computed by dividing the property's base revenues by its average occupied square footage, for the years ended December 31, 1996, 1995, 1994, 1993, and 1992 was $21.27, $21.14, $20.58, $20.20, and $19.67, respectively.

For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of the Property allocable to real property (exclusive of land), and all improvements, over a useful life of 40 years, utilizing the straight-line method. In the opinion of the General Partner, the Property is adequately insured and serviced by all necessary utilities. The Partnership's share of 1996 real estate taxes for the Property was $464,800.

-------  --------

As of December 31, 1996 there were 29 tenants at the Property. The tenants which occupy ten percent or more of the rentable square footage of the Property are ZS Associates ("ZS"), a sales-force life insurance company, occupying 22% of the net leasable square footage of the Property, and The Sachs Group ("Sachs"), health care information specialists occupying 11% of the net leasable square footage of the Property. The Partnership's 50% interest in the per annum base rents provided for in the ZS lease, which expires on December 31, 2004 and has one five-year renewal option, will be $276,100 during 1997 and $317,200 during the last twelve months of the current lease. The Partnership's 50% interest in the per annum base rents provided for in the Sachs lease, which expires on June 30, 2004 and also has one five-year renewal option, will be $172,200 during 1997 and $206,600 during the last twelve months of the current lease. The Partnership's share of per annum base rents for the ZS and Sachs leases for each of the years between 1997 and the final twelve months of each of the leases is no lesser or greater than the amounts mentioned above.

The amounts in the following table represent the Partnership's portion of leases in the year of expiration (assuming no lease renewals) for the Property through the year ending December 31, 2006:


               Number                        Base Rents in Year     % of Total Base
   Year      of Tenants    Square Feet       of Expiration (a)         Rents (b)
   ----      ----------    -----------       ------------------     ---------------
   1997           3           7,530               $ 57,500                4.28%

   1998           7          12,867               $121,200                9.34%

   1999           4           7,914               $ 64,700                5.43%

   2000           6          23,723               $166,600               15.99%

   2001           2           4,626               $ 45,500                5.23%

   2002           1           2,204               $  2,500                0.31%

   2003           3          17,246               $128,600               17.82%

   2004           2          45,042               $420,500               84.27%

   2005         None           None                   None                None

   2006           1           6,681               $ 52,300                 100%

     (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

     (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its property were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1996. Ordinary routine litigation incidental to the business which is not deemed material was pursued during the quarter ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a, b, c & d) None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1997, there were 1,371 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                      For the Years Ended December 31,
                          ----------------------------------------------------------
                             1996       1995        1994       1993         1992
-------------------------------------------------------------------------------------
Total revenues            $1,654,200 $1,663,200  $1,597,900 $ 2,244,300  $ 3,133,000
Net income (loss)         $  428,900 $ (856,800) $  410,400 $(1,612,900) $(1,642,400)
Net income (loss)
 allocated to Limited
 Partners (a)             $  386,000 $ (865,800) $  376,100 $(1,572,700) $(1,624,700)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (145,182 Units
 outstanding) (a)         $     2.66 $    (5.96) $     2.59 $    (10.83) $    (11.19)
Total assets              $8,426,500 $8,535,600  $9,774,200 $ 9,816,900  $17,555,700
Mortgage loans payable          None       None        None        None  $ 6,180,200
Distributions to Limited
 Partners per Unit
 (145,182 Units
 outstanding)             $     3.20 $     3.00  $     2.08        None  $      1.45
Return of capital to
 Limited Partners per
 Unit (145,182 Units
 outstanding) (b)         $     0.54 $     3.00        None        None  $      1.45
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $5,923,200 $6,138,800  $7,422,300 $ 7,467,000  $13,653,600
Number of real property
 interests owned at
 December 31                       1          1           1           1            2
-------------------------------------------------------------------------------------

(a) Net (loss) allocated to Limited Partners for 1993 included an extraordinary gain on extinguishment of debt.
(b) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income for the respective year or; total distributions, if any, when Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                  For the Years Ended December 31,
                          -----------------------------------------------------
                            1996       1995       1994       1993       1992
--------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $ 679,400  $ 600,200  $ 645,800  $ 537,200  $ 707,900
Items of reconciliation:
 Principal payments on
  mortgage loans payable                                      17,000     38,100
 Changes in current
  assets and
  liabilities:
  Decrease in current
   assets                    11,300     17,900     30,400    199,300    141,700
  (Decrease) increase in
   current liabilities      (30,200)    72,200   (202,100)   154,500     71,400
--------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 660,500  $ 690,300  $ 474,100  $ 908,000  $ 959,100
--------------------------------------------------------------------------------
Net cash (used for)
 investing activities     $(531,200) $(173,500) $(190,700) $(686,000) $(250,200)
--------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(507,800) $(454,000) $(251,000) $ (14,500) $(390,900)
--------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-12 in this report and the supplemental schedule on pages A-7 and A-8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ordinary business of the Partnership is expected to pass through its life cycle in three phases: (i) the Offering of Units and Investment in Properties;
(ii) the operation of properties and (iii) the sale or other disposition of properties.

The Partnership commenced the Offering of Units on December 8, 1988 and began operations on February 1, 1989 after reaching the required minimum subscription level. On September 28, 1990, the Offering was Terminated upon the sale of 145,182 units. In July 1989, the Partnership purchased a 25% interest in one joint venture which was formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property and in March 1991, purchased a 50% interest in one joint venture which was formed with the same Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. During 1993, the joint venture in which the Partnership had a 25% interest, surrendered title to the property to the mortgage holder through foreclosure and subsequently dissolved the joint venture.

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

OPERATIONS
The table below is a recap of certain operating results of the Partnership's property for the years ended December 31, 1996, 1995 and 1994. The discussion following the table should be read in conjunction with Financial Statements and Notes thereto appearing in this report.

                                     Comparative Operating Results
                                                  (a)
                                    For the Years Ended December 31,
                                    --------------------------------
                                       1996       1995       1994
--------------------------------------------------------------------
1800 SHERMAN OFFICE BUILDING (50%)
Rental revenues                     $1,533,100 $1,538,200 $1,496,900
--------------------------------------------------------------------
Property net income                 $  380,600 $  316,000 $  388,900
--------------------------------------------------------------------
Average occupancy                          95%        97%        95%
--------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, general and administrative expenses and provision for value impairment or are related to the property disposed of by the Partnership prior to the periods under comparison.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net income improved by $1,285,700 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The difference is the result of the recognition of a provision for value impairment of $1,200,000 during 1995 on 1800 Sherman. Exclusive of the provision of value impairment, net income increased by $85,700 for the comparable periods. The increase in net income was primarily the result of a decrease in real estate taxes and general and administrative expenses.

The decrease in general and administrative expenses was the result of a reduction in the costs associated with printing and mailing. Partially offsetting the increase in net income for the years under comparison was an increase in repair and maintenance expenses and property operating expenses.

Rental revenues remained stable for the year ended December 31, 1996 when compared to the year ended December 31, 1995.

Real estate tax expense decreased by $89,600 for the years under comparison. This decrease was primarily due to the successful appeal for a reduction of the assessed value of 1800 Sherman for the 1995 tax year.

Property operating expenses increased by $12,600 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily the result of an increase in management fees due to the fact that leasing related costs paid in 1995, which are ordinarily paid to and provided by an Affiliate of the General Partner as part of its property management fee, were paid to outside brokers and the expenditures were capitalized as lease commissions and amortized over the respective lease terms of new tenants.

Repairs and maintenance expenses increased by $10,000 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily due to increased costs resulting from hiring a more thorough and dependable contractor for the cleaning of the building. In addition, snow fall in 1996 was significantly higher than in 1995 resulting in an increase in snow removal costs.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net income for the year ended December 31, 1995 decreased by $1,267,200, when compared to the year ended December 31, 1994, primarily due to a provision for value impairment of $1,200,000 during 1995 on 1800 Sherman. In addition, operating results decreased $72,900 at 1800 Sherman and general and administrative expenses increased $12,800. The increase in general & administrative expenses was primarily due to an increase in printing and mailing costs which were partially offset by a decrease in data processing costs. Partially offsetting the decrease in net income was an increase of $47,100 in interest income earned on short-term investments primarily due to an increase in the average interest rate earned on these investments.

Rental revenues at 1800 Sherman increased $41,300 or 2.7% for the year ended December 31, 1995 when compared to the year ended December 31, 1994, primarily due to increases in the base rental rate and average occupancy. Partially offsetting the 1995 increase was a decrease of $20,500 in tenant expense reimbursements as a result of an overestimate of prior year reimbursements.

Real estate tax expense at 1800 Sherman increased by $55,200 for the year ended December 31, 1995 when compared to the year ended December 31, 1994, primarily due to a projected increase in the tax rate as well as an underestimate of 1994 real estate taxes which were paid in 1995.

Property operating expenses at 1800 Sherman increased by $34,900 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The increase was primarily due to an increase in property management and leasing fees, as a result of the increase in rental income which determines the amount of property management and leasing fees to be paid, and an increase in utility costs. Partially offsetting the increase was a decrease in professional service fees.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


Depreciation and amortization increased by $21,600 for the years under comparison. The increase was due to the fact that the periodic depreciation and amortization expense for depreciable and amortizable assets placed in service during 1995 exceeded the periodic depreciation and amortization expense for certain assets in which the depreciable and amortizable lives expired during 1995.

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

LIQUIDITY AND CAPITAL RESOURCES
A primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The second table in Selected Financial Data of this report included a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

The increase in Cash Flow (as defined in the Partnership Agreement) of $79,200 for the year ended December 31, 1996 when compared to the year ended December 31, 1995 was primarily due to the increase in net income, as previously discussed, exclusive of depreciation and amortization expense and provision for value impairment.

The decrease in the Partnership's cash position of $378,500 was primarily the result of investments in debt securities, distributions paid to Partners and expenditures for capital and tenant improvements exceeding net cash provided by operating activities.

Net cash provided by operating activities decreased by $29,800 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The decrease was primarily due to the timing of the payment of certain Partnership expenses.

Net cash used for investing activities increased by $357,700 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily the result of an increase in investments in debt securities. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase. Partially offsetting the increase was a decrease in expenditures for capital and tenant improvement and leasing costs. The Partnership maintains working capital reserves to pay for capital expenditures. The Partnership has budgeted to spend approximately $100,000 at 1800 Sherman during 1997. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy in a very competitive market and to maximize rental rates charged to new and renewing tenants.

Net cash used for financing activities increased by $53,800 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily due to an increase in cash distributions paid to Partners.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. As a result of this, cash continues to be retained to supplement working capital reserves. For the year ended December 31, 1996, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves was $163,200.

Distributions to Limited Partners for the quarter ended December 31, 1996, were declared in the amount of $116,200 or $0.80 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of 1800 Sherman as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amount of cash for distributions to Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be less than such Limited Partners' original Capital Contributions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS  (CONTINUED)
         -------------


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------


(a)  Directors
     ---------

     The Partnership has no directors. First Capital Fund - XIV, Inc. is the General Partner. The directors of First Capital Fund - XIV, Inc., as of March 28, 1997, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of First Capital Fund - XIV, Inc. will be held in June 1997.

          Name                                                  Office
          ----                                                  ------

     Samuel Zell.........................................Chairman of the Board
     Douglas Crocker II..................................Director
     Sheli Z. Rosenberg..................................Director

     Samuel Zell, 55, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc., American Classic Voyages Co. and Manufactured Home Communities, Inc. ("MHC") He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Chart House Enterprises, Inc., Ramco Energy plc, TeleTech Holdings Inc., Quality Food Centers, Inc. ("QFC") and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Co-Chairman of the Board of Revco D.S., Inc.

     Douglas Crocker II, 56, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June, 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

     Sheli Z. Rosenberg, 55, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American Management and Investment, Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a Director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation, QFC and MHC. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995.

(b, c & e)  EXECUTIVE OFFICERS
           ------------------

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 28, 1997 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

          Name                                           Office
          ----                                           ------

     Douglas Crocker II..................President and Chief Executive Officer
     Gus J. Athas........................Senior Vice President
     Norman M. Field.....................Vice President - Finance and Treasurer

     PRESIDENT AND CEO - See Table of Directors above.
     -----------------

     Gus J. Athas, 60, has been Senior Vice President of the General Partner since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Assistant Secretary of Great American since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Falcon Building Products, Inc. since March 1994 and served as Vice President and Secretary from January 1994 to March 1994. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Eagle Industries, Inc. ("Eagle") since May 1993. From September 1992 to May 1993, Mr. Athas was Vice President, General Counsel and Secretary of Eagle. From November 1987 to September 1992, Mr. Athas served as Vice President, General Counsel and Assistant Secretary of Eagle.

     Norman M. Field, 48, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     With the exception of the bankruptcy matter disclosed under Items 10 (a),
     (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a, b, c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct compensation from the Partnership during the year ended December 31, 1996. Affiliates of the General Partner do compensate directors and officers of the General Partner. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1997, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 145,182 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1997, the executive officers and directors of the General Partner did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Affiliates of the General Partner provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from a property being managed where the General Partner or its Affiliates provide leasing, re-leasing and leasing-related services, or 3% of gross receipts where the General Partner or its Affiliates do not perform leasing, re-leasing and leasing-related services. Affiliates were entitled to property management and supervisory fees of $97,300 during 1996. In addition, other Affiliates of the General Partner were entitled to fees and compensation of $30,900 for insurance and personnel services for 1996. In accordance with the Partnership Agreement, these services were provided at a price which did not exceed the lesser of the cost of such services to the General Partner or its Affiliates or 90% of the competitive price which would be charged by non-affiliated persons rendering similar services in the same or comparable geographic location. As of December 31, 1996, total fees and reimbursements of $7,000 were due to Affiliates.

     In accordance with the Partnership Agreement, commencing with the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), distributable Cash Flow (as defined in the Partnership Agreement), if any, is distributed 90% to the Limited Partners and 10% to the General Partner. For the year ended December 31, 1996, the General Partner was entitled to distributable Cash Flow (as defined in the Partnership Agreement) of $51,600.

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

--------  ----------------------------------------------

     fiscal year, to the extent of such Cash Flow (as defined in the Partnership Agreement), provided, however, that if the Partnership makes no distributions of Cash Flow (as defined in the Partnership Agreement) for such fiscal year, then such Profits are allocated 1% to the General Partner and 99% to the Limited Partners as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital
     Event: first, to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement) and Sale or Refinancing Proceeds in payment of said cumulative return); and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. Notwithstanding anything to the contrary, the interest of the General Partner in each material item of Partnership income, gain, loss, deduction or credit will be equal to at least 1% of each such item at all times during the existence of the Partnership. For the year ended December 31, 1996, the General Partner was allocated Profits of $42,900.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and a director of the General Partner since December 1983, is a Principal of Rosenberg. For the year ended December 31, 1996, Rosenberg was entitled to $2,100 for legal fees from the Partnership. As of December 31, 1996, all fees due to Rosenberg have been paid. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a, c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FIRST CAPITAL GROWTH FUND - XIV,
                                 A REAL ESTATE LIMITED PARTNERSHIP

                                 BY:  FIRST CAPITAL FUND - XIV, INC.
                                      GENERAL PARTNER

Dated:    March 28, 1997         By:  /s/   DOUGLAS CROCKER II
          --------------              ------------------------------------------
                                            DOUGLAS CROCKER II
                                      President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ SAMUEL ZELL          March 28, 1997   Chairman of the Board and
----------------------   --------------   Director of the General Partner
    SAMUEL ZELL

/s/ DOUGLAS CROCKER II   March 28, 1997   President, Chief Executive Officer and
----------------------   --------------   Director of the General Partner
    DOUGLAS CROCKER II


/s/ SHELI Z. ROSENBERG   March 28, 1997   Director of the General Partner
----------------------   --------------
    SHELI Z. ROSENBERG

/s/ GUS J. ATHAS         March 28, 1997   Senior Vice President
----------------------   --------------
    GUS J. ATHAS

/s/ NORMAN M. FIELD      March 28, 1997   Vice President - Finance and Treasurer
----------------------   --------------
    NORMAN M. FIELD


              INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                            Pages
                                                       ---------------

Report of Independent Auditors                               A-2

Balance Sheets at December 31, 1996 and 1995                 A-3

Statements of Partners' Capital for the
 Years Ended December 31, 1996, 1995, 1994                   A-4

Statements of Income and Expenses for
 the Years Ended December 31, 1996, 1995, 1994               A-4

Statements of Cash Flows for the Years
 Ended December 31, 1996, 1995, 1994                         A-4

Notes to Financial Statements                            A-5 to A-6

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated                       A-7 and A-8
 Depreciation as of December 31, 1996

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-38 of the Partnership's definitive Prospectus dated December 8, 1988, included in the Partnership's Registration Statement on Form S-11 (Registration No. 33-19365), filed pursuant to Rule 424(b), is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders.

The 1995 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Growth Fund - XIV,
A Real Estate Limited Partnership
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Growth Fund - XIV, A Real Estate Limited Partnership as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1996, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Growth Fund - XIV, A Real Estate Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                  Ernst & Young LLP


Chicago, Illinois
March 14, 1997

       FIRST CAPITAL GROWTH FUND--XIV, A REAL ESTATE LIMITED PARTNERSHIP BALANCE SHEETS
December 31, 1996 and 1995
(All dollars rounded to nearest 00s)

                                                  1996        1995
----------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $1,319,000  $1,319,000
 Building and improvements                      5,842,200   5,807,300
----------------------------------------------------------------------
                                                7,161,200   7,126,300
 Accumulated depreciation and amortization     (1,238,000)   (987,500)
----------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                 5,923,200   6,138,800
Cash and cash equivalents                       1,986,300   2,364,800
Investments in debt securities                    496,300
Rents receivable                                    4,500       6,000
Other assets                                       16,200      26,000
----------------------------------------------------------------------
                                               $8,426,500  $8,535,600
----------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accrued real estate taxes                     $  515,200  $  550,500
 Distributions payable                            129,000     121,000
 Accounts payable and accrued expenses             66,700      97,300
 Due to Affiliates                                  7,000       4,200
 Prepaid rent                                      18,200
 Security deposits                                 38,500      38,100
 Other liabilities                                 34,400      19,700
----------------------------------------------------------------------
                                                  809,000     830,800
----------------------------------------------------------------------
Partners' capital:
 General Partner                                  154,700     163,400
 Limited Partners (145,182 Units issued and
  outstanding)                                  7,462,800   7,541,400
----------------------------------------------------------------------
                                                7,617,500   7,704,800
----------------------------------------------------------------------
                                               $8,426,500  $8,535,600
----------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                      General    Limited
                                      Partner    Partners     Total
-----------------------------------------------------------------------
Partners' capital, January 1, 1994    $202,100  $8,768,600  $8,970,700
Net income for the year ended
 December 31, 1994                      34,300     376,100     410,400
Distributions for the year ended
 December 31, 1994                     (33,600)   (302,000)   (335,600)
-----------------------------------------------------------------------
Partners' capital, December 31, 1994   202,800   8,842,700   9,045,500
Net income (loss) for the year ended
 December 31, 1995                       9,000    (865,800)   (856,800)
Distributions for the year ended
 December 31, 1995                     (48,400)   (435,500)   (483,900)
-----------------------------------------------------------------------
Partners' capital, December 31, 1995   163,400   7,541,400   7,704,800
Net income for the year ended
 December 31, 1996                      42,900     386,000     428,900
Distributions for the year ended
 December 31, 1996                     (51,600)   (464,600)   (516,200)
-----------------------------------------------------------------------
Partners' capital, December 31, 1996  $154,700  $7,462,800  $7,617,500
-----------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

       FIRST CAPITAL GROWTH FUND--XIV, A REAL ESTATE LIMITED PARTNERSHIP STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s
except per Unit amounts)

                                            1996       1995        1994
--------------------------------------------------------------------------
Income:
 Rental                                  $1,533,100 $1,530,500  $1,512,300
 Interest                                   121,100    132,700      85,600
--------------------------------------------------------------------------
                                          1,654,200  1,663,200   1,597,900
--------------------------------------------------------------------------
Expenses:
 Depreciation and amortization              250,500    257,000     235,400
 Property operating:
  Affiliates                                 98,600     87,900      61,300
  Nonaffiliates                             151,400    149,500     139,700
 Real estate taxes                          464,800    554,400     499,200
 Insurance--Affiliate                        12,700     12,700       9,900
 Repairs and maintenance                    175,900    165,900     162,200
 General and administrative:
  Affiliates                                 19,000     20,400      21,500
  Nonaffiliates                              52,400     72,200      58,300
 Provision for value impairment                      1,200,000
--------------------------------------------------------------------------
                                          1,225,300  2,520,000   1,187,500
--------------------------------------------------------------------------
Net income (loss)                        $  428,900 $ (856,800) $  410,400
--------------------------------------------------------------------------
Net income allocated to General Partner  $   42,900 $    9,000  $   34,300
--------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                                $  386,000 $ (865,800) $  376,100
--------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (145,182 Units
 outstanding)                            $     2.66 $    (5.96) $     2.59
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                                1996        1995        1994
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                           $  428,900  $ (856,800) $  410,400
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Depreciation and amortization                 250,500     257,000     235,400
  Provision for value impairment                          1,200,000
  Changes in assets and liabilities:
   Decrease in rents receivable                   1,500       5,600       9,200
   Decrease in other assets                       9,800      12,300      21,200
   (Decrease) increase in accrued real
    estate taxes                                (35,300)     50,100      20,900
   (Decrease) increase in accounts payable
    and accrued expenses                        (30,600)     32,200      (4,400)
   Increase (decrease) in due to Affiliates       2,800     (11,700)      1,600
   Increase (decrease) in prepaid rent           18,200     (18,100)   (115,200)
   Increase (decrease) in other liabilities      14,700      19,700    (105,000)
--------------------------------------------------------------------------------
    Net cash provided by operating
     activities                                 660,500     690,300     474,100
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant
  improvements                                  (34,900)   (173,500)   (190,700)
 (Increase) in investments in debt
  securities                                   (496,300)
--------------------------------------------------------------------------------
    Net cash (used for) investing activities   (531,200)   (173,500)   (190,700)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                (508,200)   (446,800)   (251,700)
 Increase (decrease) in security deposits           400      (7,200)        700
--------------------------------------------------------------------------------
    Net cash (used for) financing activities   (507,800)   (454,000)   (251,000)
--------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                   (378,500)     62,800      32,400
Cash and cash equivalents at the beginning
 of the year                                  2,364,800   2,302,000   2,269,600
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the
 year                                        $1,986,300  $2,364,800  $2,302,000
--------------------------------------------------------------------------------

A-4
    The accompanying notes are an integral part of the financial statements

       FIRST CAPITAL GROWTH FUND--XIV, A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
December 31, 1996

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

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their individual tax returns; accordingly, no provision for income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the individual Partners; therefore, the disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental property is recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over its estimated useful life. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of the property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized on a straight-line method over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated on the straight-line method over the estimated life of the improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements. Management is not aware of any indicator that would result in any significant impairment loss. The Standard also addressed the accounting for long-lived assets to be disposed of.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Investments in debt securities are comprised of obligations of the United States government totaling $496,300 and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximated fair market value. All of these securities had a maturity of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of financial instruments, including cash and cash equivalents, included in the financial statements, was not materially different from their carrying value at December 31, 1996 and 1995.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, commencing with the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), distributable Cash Flow (as defined in the Partnership Agreement), if any, is distributed 90% to the Limited Partners and 10% to the General Partner. For the years ended December 31, 1996, 1995 and 1994, the General Partner was entitled to and received distributable Cash Flow (as defined in the Partnership Agreement) of $51,600, $48,400 and $33,600, respectively.

In accordance with the Partnership Agreement, Losses (exclusive of Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Losses from a Major Capital Event, including any provisions for value impairment, are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99%

       FIRST CAPITAL GROWTH FUND--XIV, A REAL ESTATE LIMITED PARTNERSHIP NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

to the Limited Partners as a group. Profits (exclusive of Profits from a Major Capital Event) are allocated: first, in accordance with the ratio in which Cash Flow (as defined in the Partnership Agreement) was distributable among the Partners for such fiscal year, to the extent of such Cash Flow (as defined in the Partnership Agreement), provided, however, that if the Partnership makes no distributions of Cash Flow (as defined in the Partnership Agreement) for such fiscal year, then such Profits are allocated 1% to the General Partner and 99% to the Limited Partners as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement) and Sale or Refinancing Proceeds in payment of said cumulative return); and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. Notwithstanding anything to the contrary, the interest of the General Partner in each material item of Partnership income, gain, loss, deduction or credit will be equal to at least 1% of each such item at all times during the existence of the Partnership. For the year ended December 31, 1996, the General Partner was allocated Profits of $42,900. For the year ended December 31, 1995, the General Partner was allocated Profits of $9,000, which included a (loss) from a provision for value impairment of $(25,300). For the year ended December 31, 1994, the General Partner was allocated Profits of $34,300.

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                    For the Years Ended December 31,
                            -------------------------------------------------
                                  1996             1995            1994
                            ---------------- ---------------- ---------------
                              Paid   Payable   Paid   Payable  Paid   Payable
-----------------------------------------------------------------------------
Property management and
 leasing fees               $ 92,200 $5,500  $100,800 $  400  $45,300 $13,600
Reimbursement of property
 insurance premiums, at
 cost                         12,700   None    12,700   None   10,000    None
Reimbursement of expenses,
 at cost:
 --Accounting                 12,900  1,200     8,600  2,400   12,100   1,300
 --Investor communication      7,600    300     9,300  1,400    9,000   1,000
 --Legal                       2,100   None     2,100   None   14,900    None
-----------------------------------------------------------------------------
                            $127,500 $7,000  $133,500 $4,200  $91,300 $15,900
-----------------------------------------------------------------------------

On site property management for the Partnership's property is provided by an Affiliate of the General Partner, for fees based on a percentage of gross rents received from the property. These fees range from 3% to 6%, based upon the terms of the property management agreement.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases for the next five years and thereafter as of December 31, 1996 was as follows:

                    1997        $1,341,700
                    1998         1,298,000
                    1999         1,190,700
                    2000         1,042,100
                    2001           870,900
                    Thereafter   2,166,400
                             -------------
                                $7,909,800
                             -------------

The Partnership is subject to the usual business risks associated with the collection of the above scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax expense reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1996, 1995, and 1994 were $1,700, $2,000 and $2,100, respectively.

4. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. The results for financial statement purposes will differ from the results for income tax reporting purposes due to the use of differing depreciation lives and methods, the recognition of rents paid in advance as taxable income and the Partnership's provision for value impairment. The net effect of these accounting differences for the year ended December 31, 1996, was that the net income for tax reporting purposes was greater than the net income for financial statement purposes by $72,400. The aggregate cost of commercial rental property for federal income tax purposes at December 31, 1996 was $8,361,200.

5. PROVISION FOR VALUE IMPAIRMENT:

Due to regional factors and other matters affecting the Partnership's remaining property it was deemed appropriate to reduce the basis of 1800 Sherman Office Building by recording a provision for value impairment of $(1,200,000) during the year ended December 31, 1995. The provision for value impairment was considered a non-cash event for the purpose of the Statement of Cash Flows and was not utilized in the determination of Cash Flow (as defined in the Partnership Agreement).

                       FIRST CAPITAL GROWTH FUND - XIV,
                       A REAL ESTATE LIMITED PARTNERSHIP

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996

 Column A             Column C                    Column D                          Column E                   Column F
------------   ----------------------  ------------------------------ -------------------------------------   -----------
                    Initial cost             Costs capitalized                Gross amount at which
                   to Partnership        subsequent to acquisition         carried at close of period
               ----------------------  ------------------------------ -------------------------------------
                           Buildings                                                Buildings                   Accumu-
                              and                                                      and                       lated
                            Improve-    Improve-            Carrying                Improve-                   Deprecia-
Description       Land       ments       ments              Costs (1)    Land         ments    Total (2)(3)    tion (2)
------------   ----------- ----------  ----------           --------- -----------  ----------- ------------   -----------
Office Building:
----------------

1800 Sherman
 (Evanston, IL)
 (50% Interest)$ 1,319,000 $ 6,147,100 $  868,200           $ 26,900  $ 1,319,000  $ 5,842,200 $ 7,161,200 (4)$ 1,238,000
               =========== =========== ==========           ========  ===========  =========== ===========    ===========


                Column G    Column H    Column I
               ----------- ----------- -----------
                                         Life on
                                          which
                                        deprecia-
                                       tion in lat-
                                       est income
                 Date of               statements
                construc-     Date       is com-
                  tion      Acquired      puted
               ----------- ----------- -----------


                             March        35(5)
                  1986        1991       3-10(6)


Column B - Not Applicable

                   See accompanying notes on following page

                       FIRST CAPITAL GROWTH FUND - XIV,
                       A REAL ESTATE LIMITED PARTNERSHIP

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2. The following is a reconciliation of activity in Columns E and F:

                         December 31, 1996                 December 31, 1995                 December 31, 1994
                    ---------------------------      -----------------------------      ----------------------------
                                    Accumulated                        Accumulated                      Accumulated
                       Cost        Depreciation          Cost         Depreciation         Cost        Depreciation
                    -----------    ------------      -------------    ------------      -----------    -------------
Balance at
  beginning
  of the
  year              $ 7,126,300    $    987,500      $   8,152,800     $    730,500     $ 7,962,100    $     495,100

Additions
  during the
  year:

Improvements             34,900                            173,500                          190,700

Provisions
  for
  depreciation                          250,500                             257,000                          235,400

Deductions
  during the
  year:

Cost of
  real estate
  disposed

Accumulated
  depreciation
  on real
  estate
  disposed

Provision
  for value
  impairment                                            (1,200,000)
                    -----------    ------------      -------------     ------------     -----------     ------------

Balance at
  end of the
  year              $ 7,161,200    $  1,238,000      $   7,126,300     $    987,500     $ 8,152,800     $    730,500
                    ===========    ============      =============     ============     ===========     ============

Note 3. The aggregate cost for federal income tax purposes as of December 31, 1996 was $8,361,200

Note 4. Included provision for value impairment of $1,200,000. See Note 5 of Notes to Financial Statements for more information.

Note 5.  Estimated useful life for building in years.

Note 6.  Estimated useful life for improvements in years.