Form 10-Q
period 1997-03-31
FIRST CAPITAL GROWTH FUND-XIV
filed 1997-05-15
CIK 826745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     March 31, 1997
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                        to
                                    ----------------------    ------------------

     Commission File Number                           0-17611
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                March 31,
                                                  1997      December 31,
                                               (Unaudited)      1996
-----------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 1,319,000  $ 1,319,000
 Building and improvements                       5,842,200    5,842,200
-----------------------------------------------------------------------------
                                                 7,161,200    7,161,200
Accumulated depreciation and amortization       (1,301,900)  (1,238,000)
-----------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                  5,859,300    5,923,200
Cash and cash equivalents                        2,359,400    1,986,300
Investments in debt securities                                  496,300
Rents receivable                                     2,900        4,500
Other assets                                        15,800       16,200
-----------------------------------------------------------------------------
                                               $ 8,237,400  $ 8,426,500
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accrued real estate taxes                     $   397,800  $   515,200
 Distributions payable                             129,100      129,000
 Accounts payable and accrued expenses              44,800       66,700
 Due to Affiliates                                   9,500        7,000
 Security deposits                                  38,500       38,500
 Other liabilities                                  34,400       52,600
-----------------------------------------------------------------------------
                                                   654,100      809,000
-----------------------------------------------------------------------------
Partners' capital:
 General Partner                                   151,300      154,700
 Limited Partners (145,182 Units issued and
  outstanding)                                   7,432,000    7,462,800
-----------------------------------------------------------------------------
                                                 7,583,300    7,617,500
-----------------------------------------------------------------------------
                                               $ 8,237,400  $ 8,426,500
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                            General    Limited
                                            Partner    Partners     Total
-----------------------------------------------------------------------------
Partners' capital, January 1, 1996          $163,400  $7,541,400  $7,704,800
Net income for the year ended
 December 31, 1996                            42,900     386,000     428,900
Distributions for the year ended
 December 31, 1996                           (51,600)   (464,600)   (516,200)
-----------------------------------------------------------------------------
Partners' capital, December 31, 1996         154,700   7,462,800   7,617,500
Net income for the quarter ended March 31,
 1997                                          9,500      85,400      94,900
Distributions for the quarter ended March
 31, 1997                                    (12,900)   (116,200)   (129,100)
-----------------------------------------------------------------------------
Partners' capital, March 31, 1997           $151,300  $7,432,000  $7,583,300
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                              1997     1996
-----------------------------------------------------------------------------
Income:
 Rental                                                     $383,800 $370,700
 Interest                                                     30,900   29,800
-----------------------------------------------------------------------------
                                                             414,700  400,500
-----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                63,900   59,300
 Property operating:
  Affiliates                                                  25,100   22,400
  Nonaffiliates                                               38,200   41,400
 Real estate taxes                                           132,700  150,000
 Insurance--Affiliate                                          3,000    3,200
 Repairs and maintenance                                      38,400   44,200
 General and administrative:
  Affiliates                                                   2,900    5,600
  Nonaffiliates                                               15,600   19,000
-----------------------------------------------------------------------------
                                                             319,800  345,100
-----------------------------------------------------------------------------
Net income                                                  $ 94,900 $ 55,400
-----------------------------------------------------------------------------
Net income allocated to General Partner                     $  9,500 $  5,500
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $ 85,400 $ 49,900
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (145,182
 Units outstanding)                                         $   0.59 $   0.34
-----------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1997        1996
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $   94,900  $   55,400
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                               63,900      59,300
  Changes in assets and liabilities:
   Decrease in rents receivable                                1,600         400
   Decrease in other assets                                      400       3,300
   (Decrease) in accrued real estate taxes                  (117,400)   (102,200)
   (Decrease) in accounts payable and accrued expenses       (21,900)    (38,500)
   (Decrease) in other liabilities                           (18,200)
   Increase in due to Affiliates                               2,500       5,700
---------------------------------------------------------------------------------
    Net cash provided by (used for) operating activities       5,800     (16,600)
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                             (5,800)
 Decrease in investments in debt securities                  496,300
---------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities     496,300      (5,800)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                             (129,000)   (121,000)
 Increase in security deposits                                               100
---------------------------------------------------------------------------------
    Net cash (used for) financing activities                (129,000)   (120,900)
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         373,100    (143,300)
Cash and cash equivalents at the beginning of the period   1,986,300   2,364,800
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $2,359,400  $2,221,500
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1997, are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Commercial rental property is recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over its estimated useful life. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated on the straight-line method over the estimated life of such improvements.

The Partnership evaluates its rental property when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from such property is less than its carrying basis. Upon determination that a permanent impairment has occurred, the carrying basis of the rental property is reduced to its estimated fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Certain reclassifications have been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. These reclassifications had no effect on net income or Partners' Capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1996, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2.RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, commencing with the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), distributable Cash Flow (as defined in the Partnership Agreement), if any, is distributed 90% to the Limited Partners and 10% to the General Partner. For the three months ended March 31, 1997 and 1996, the General Partner was entitled to distributable Cash Flow (as defined in the Partnership Agreement) of $12,900.

In accordance with the Partnership Agreement, Losses (exclusive of Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Losses from a Major Capital Event, including any provisions for value impairment, are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits (exclusive of Profits from a Major Capital Event) are allocated: first, in accordance with the ratio in which Cash Flow (as defined in the Partnership Agreement) was distributable among the Partners for such fiscal year, to the extent of such Cash Flow (as defined in the Partnership Agreement), provided, however, that if the Partnership makes no distributions of Cash Flow (as defined in the Partnership Agreement) for such fiscal year, then such Profits are allocated 1% to the General Partner and 99% to the Limited Partners as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement) and Sale or Refinancing Proceeds in payment of said cumulative return); and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. Notwithstanding anything to the contrary, the interest of the

General Partner in each material item of Partnership income, gain, loss, deduction or credit will be equal to at least 1% of each such item at all times during the existence of the Partnership. For the three month periods ended March 31, 1997 and 1996, the General Partner was allocated Profits of $9,500 and $5,500, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1997 were as follows:

                                                        Paid   Payable
----------------------------------------------------------------------
Property management and leasing fees                   $23,700 $3,900
Reimbursement of property insurance premiums, at cost     None  3,000
Reimbursement of expenses, at cost:
 --Accounting                                            1,100  1,900
 --Investor communication                                  600    700
 --Legal                                                   100
----------------------------------------------------------------------
                                                       $25,500 $9,500
----------------------------------------------------------------------

On-site property management for the Partnership's property is provided by an Affiliate of the General Partner for fees ranging from 3% to 6% of gross rents received by the property.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of its remaining property, 1800 Sherman Office Building ("1800 Sherman"), for the quarters ended March 31, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative
                         Operating
                      Results(a) For
                       the Quarters
                           Ended
                     3/31/97   3/31/96
----------------------------------------
Rental revenues      $383,800  $370,700
----------------------------------------
Property net income  $ 82,700  $ 50,700
----------------------------------------
Average occupancy          96%       96%
----------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses.

Net income increased by $39,500 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily the result of the decrease in real estate tax expense and an increase in revenues at 1800 Sherman, along with a decrease in general and administrative expenses which was primarily the result of a decrease in personnel costs and accounting fees.

Rental revenues increased by $13,100 or 3.5% for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily the result of an increase in base rental revenues which is attributed to an increase in the average rental rate at 1800 Sherman.

Real estate tax expense decreased by $17,300 for the three-month periods under comparison. The decrease was primarily due to a lower estimated tax liability, based to a large extent on the successful appeal of 1995 taxes, which were payable in 1996.

Repairs and maintenance expenses decreased by $5,800 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The decrease was primarily due to a decrease in snow removal costs along with a decrease in cleaning costs which is the result of the change in the day porter.

To maintain the occupancy level at 1800 Sherman, the General Partner, through its Affiliated asset and property management group, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) cold-calling other businesses and tenants in the market area; and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its property when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Notwithstanding the Partnership's intention relative to the sale of its property, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cash distributions to Partners exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Cash Flow.

                                                          Comparative
                                                       Cash Flow Results
                                                       For the Quarters
                                                             Ended
                                                       3/31/97    3/31/96
---------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 158,800  $ 114,700
Items of reconciliation:
 Decrease in current assets                               2,000      3,700
 (Decrease) in current liabilities                     (155,000)  (135,000)
---------------------------------------------------------------------------
Net cash provided by (used for) operating activities  $   5,800  $ (16,600)
---------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $ 496,300  $  (5,800)
---------------------------------------------------------------------------
Net cash (used for) financing activities              $(129,000) $(120,900)
---------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $44,100 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996 was primarily due to improved operating results, exclusive of depreciation and amortization, at 1800 Sherman.

The increase in the Partnership's cash position of $373,100 was primarily the result of the maturity of the Partnership's investments in debt securities as well as the net cash provided by operating activities exceeding distributions paid to Partners.

Net cash (used for) provided by operating activities changed from $(16,600) for the three months ended March 31, 1996 to $5,800 for the three months ended March 31, 1997. The change was primarily due to improved operating results at 1800 Sherman and the timing of the payment of certain of the Partnership's general and administrative expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net cash (used for) provided by investing activities changed from $(5,800) for the three months ended March 31, 1996 to $496,300 for the three months ended March 31, 1997. The change was primarily the result of the maturity of investments in debt securities. During the quarter ended March 31, 1997, the Partnership made no expenditures for building and tenant improvements and leasing costs but has budgeted to spend approximately $100,000 during the remainder of 1997 for such items. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy in a very competitive market and to maximize rental rates charged to new and renewing tenants.

The increase in net cash used for financing activities of $8,100 for the three-month periods under comparison was primarily the result of a slight increase in distributions paid to Partners.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made to the Partnership's property during the next several years. As a result, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves approximated $29,700 for the three months ended March 31, 1997.

Distributions to Limited Partners for the quarter ended March 31, 1997 were declared in the amount of $116,200 or $0.80 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of 1800 Sherman as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves. Accordingly, there can be no assurance as to the amount of future cash for distributions to Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be less than such Limited Partners original Capital Contribution.

                           Part II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

        (a) Exhibits: None

        (b) Reports on Form 8-K:

        There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FIRST CAPITAL GROWTH FUND - XIV,
                                 A REAL ESTATE LIMITED PARTNERSHIP

                                 By:  FIRST CAPITAL FUND XIV, INC.
                                      GENERAL PARTNER

Date: May 15, 1997               By:        /s/ DOUGLAS CROCKER II
      ------------                    --------------------------------------
                                                DOUGLAS CROCKER II
                                      President and Chief Executive Officer

Date: May 15, 1997               By:         /s/ NORMAN M. FIELD
      ------------                    --------------------------------------
                                                 NORMAN M. FIELD
                                      Vice President - Finance and Treasurer