Form 10-Q
period 1997-06-30
FIRST CAPITAL GROWTH FUND-XIV
filed 1997-08-13
CIK 826745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

    For the period ended                     June 30, 1997
                         -------------------------------------------------------

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                      to
                                   --------------------    ---------------------

    Commission File Number                           0-17611
                                   ---------------------------------------------


      First Capital Growth Fund - XIV, A Real Estate Limited Partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                             36-3552804
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois         60606-2607
--------------------------------------------------------     -------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                June 30,
                                                  1997      December 31,
                                               (Unaudited)      1996
------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $1,319,000    $1,319,000
 Building and improvements                      5,864,100     5,842,200
------------------------------------------------------------------------
                                                7,183,100     7,161,200
Accumulated depreciation and amortization      (1,364,800)   (1,238,000)
------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                 5,818,300     5,293,200
Cash and cash equivalents                       2,508,300     1,986,300
Investments in debt securities                                  496,300
Rents receivable                                                  4,500
Other assets                                       14,500        16,200
------------------------------------------------------------------------
                                               $8,341,100    $8,426,500
------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accrued real estate taxes                     $  530,400    $  515,200
 Distributions payable                            129,000       129,000
 Accounts payable and accrued expenses             65,300        66,700
 Due to Affiliates                                  4,500         7,000
 Security deposits                                 38,700        38,500
 Other liabilities                                  3,900        52,600
------------------------------------------------------------------------
                                                  771,800       809,000
------------------------------------------------------------------------
Partners' capital:
 General Partner                                  149,900       154,700
 Limited Partners (145,182 Units issued and
  outstanding)                                  7,419,400     7,462,800
------------------------------------------------------------------------
                                                7,569,300     7,617,500
------------------------------------------------------------------------
                                               $8,341,100    $8,426,500
------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                        General    Limited
                                        Partner    Partners     Total
-------------------------------------------------------------------------
Partners' capital,
 January 1, 1996                        $163,400  $7,541,400  $7,704,800
Net income for the year ended
 December 31, 1996                        42,900     386,000     428,900
Distributions for the year ended
 December 31, 1996                       (51,600)   (464,600)   (516,200)
-------------------------------------------------------------------------
Partners' capital,
 December 31, 1996                       154,700   7,462,800   7,617,500
Net income for the six months ended
 June 30, 1997                            21,000     188,900     209,900
Distributions for the six months ended
 June 30, 1997                           (25,800)   (232,300)   (258,100)
-------------------------------------------------------------------------
Partners' capital,
 June 30, 1997                          $149,900  $7,419,400  $7,569,300
-------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                      1997       1996
-----------------------------------------------------------------------
Income:
 Rental                                             $393,400   $411,600
 Interest                                             31,800     28,800
-----------------------------------------------------------------------
                                                     425,200    440,400
-----------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        62,900     64,500
 Property operating:
  Affiliates                                          21,900     23,900
  Nonaffiliates                                       31,500     34,200
 Real estate taxes                                   132,600    150,000
 Insurance--Affiliate                                  2,700      3,200
 Repairs and maintenance                              39,000     53,600
 General and administrative:
  Affiliates                                           5,000      8,300
  Nonaffiliates                                       14,600     14,800
-----------------------------------------------------------------------
                                                     310,200    352,500
-----------------------------------------------------------------------
Net income                                          $115,000   $ 87,900
-----------------------------------------------------------------------
Net income allocated to General Partner             $ 11,500   $  8,800
-----------------------------------------------------------------------
Net income allocated to Limited Partners            $103,500   $ 79,100
-----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (145,182 Units outstanding)                       $    0.71  $    0.54
-----------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                      1997       1996
-----------------------------------------------------------------------
Income:
 Rental                                             $777,200   $782,300
 Interest                                             62,700     58,600
-----------------------------------------------------------------------
                                                     839,900    840,900
-----------------------------------------------------------------------
Expenses:
 Depreciation and amortization                       126,800    123,800
 Property operating:
  Affiliates                                          47,000     46,300
  Nonaffiliates                                       69,700     75,600
 Real estate taxes                                   265,300    300,000
 Insurance--Affiliate                                  5,700      6,400
 Repairs and maintenance                              77,400     97,800
 General and administrative:
  Affiliates                                           7,900     13,900
  Nonaffiliates                                       30,200     33,800
-----------------------------------------------------------------------
                                                     630,000    697,600
-----------------------------------------------------------------------
Net income                                          $209,900   $143,300
-----------------------------------------------------------------------
Net income allocated to General Partner             $ 21,000   $ 14,300
-----------------------------------------------------------------------
Net income allocated to Limited Partners            $188,900   $129,000
-----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (145,182 Units outstanding)                       $    1.30  $    0.89
-----------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1997        1996
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $  209,900  $  143,300
 Adjustments to reconcile net income to net cash
  provided
  by operating activities:
  Depreciation and amortization                              126,800     123,800
  Changes in assets and liabilities:
   Decrease in rents receivable                                4,500       4,800
   Decrease in other assets                                    1,700       6,600
   Increase in accrued real estate taxes                      15,200      47,800
   (Decrease) in accounts payable and accrued expenses        (1,400)    (34,100)
   (Decrease) increase in due to Affiliates                   (2,500)      4,900
   (Decrease) in other liabilities                           (48,700)    (16,400)
---------------------------------------------------------------------------------
    Net cash provided by operating activities                305,500     280,700
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Distributions paid to Partners                              (21,900)    (11,500)
 Decrease in investments in debt securities                  496,300
---------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities     474,400     (11,500)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                             (258,100)   (250,100)
 Increase in security deposits                                   200         100
---------------------------------------------------------------------------------
    Net cash (used for) financing activities                (257,900)   (250,000)
---------------------------------------------------------------------------------
Net increase in cash and cash equivalents                    522,000      19,200
Cash and cash equivalents at the beginning of the period   1,986,300   2,364,800
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $2,508,300  $2,384,000
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1997
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1997, are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Commercial rental property is recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over its estimated useful life. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of such improvements.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, commencing with the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), distributable Cash Flow (as defined in the Partnership Agreement), if any, is distributed 90% to the Limited Partners and 10% to the General Partner. For the quarter and six months ended June 30, 1997, the General Partner was entitled to distributable Cash Flow (as defined in the Partnership Agreement) of $12,900 and $25,800, respectively.

In accordance with the Partnership Agreement, Losses (exclusive of Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Losses from a Major Capital Event, including any provisions for value impairment, are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event; first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits (exclusive of Profits from a Major Capital Event) are allocated; first, in accordance with the ratio in which Cash Flow (as defined in the Partnership Agreement) was distributable among the Partners for such fiscal year, to the extent of such Cash Flow (as defined in the Partnership Agreement); provided, however, that if the Partnership makes no distributions of Cash Flow (as defined in the Partnership Agreement) for such fiscal year, then such Profits are allocated 1% to the General Partner and 99% to the Limited Partners as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event; first, to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement) and Sale or Refinancing Proceeds in payment of said cumulative return); and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. Notwithstanding anything to the contrary, the interest of the General Partner in each material item of Partnership income, gain, loss, deduction or credit will be equal to at least 1% of each such item at all times during the existence of the Partnership. For the quarter and six months ended June 30, 1997, the General Partner was allocated Profits of $11,500 and $21,000, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1997 were as follows:

                                                            Paid
                                                       ---------------
                                                                 Six
                                                       Quarter Months  Payable
------------------------------------------------------------------------------
Property management and leasing fees                   $22,800 $46,500 $4,000
Reimbursement of property insurance premiums, at cost    5,700   5,700   None
Reimbursement of expenses, at cost:
 --Accounting                                            3,100   4,200    300
 --Investor communication                                2,100   2,700    200
 --Legal                                                 1,400   1,500   None
------------------------------------------------------------------------------
                                                       $35,100 $60,600 $4,500
------------------------------------------------------------------------------

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

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of its remaining property, 1800 Sherman Office Building ("1800 Sherman"), for the quarters and six months ended June 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                      Comparative Operating Results (a)
                     For the Quarters     For the Six
                           Ended         Months Ended
                     6/30/97  6/30/96  6/30/97  6/30/96
--------------------------------------------------------
Rental revenues      $393,400 $411,600 $777,200 $782,300
--------------------------------------------------------
Property net income  $102,800 $ 82,300 $185,500 $133,000
--------------------------------------------------------
Average occupancy         96%      95%      96%      96%
--------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and six months ended June 30, 1997 and 1996.

Net income increased $27,100 and $66,600 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The increases in net income were primarily the result of decreases in real estate tax and repair and maintenance expenses together with decreases in general and administrative expenses which were the result of a reduction in personnel costs and accounting fees. Partially offsetting the increases were decreases in rental revenues.

Rental revenues decreased $18,200 or 4.4% and $5,100 or 0.6% for the quarter and six months ended June 1997 when compared to June 30, 1996, respectively. The decreases were primarily the result of a decrease in real estate tax escalation income which was the result of actual 1995 credits for overpayments due to tenants, paid in 1996, being less than estimated. The decreases were partially offset by an increase in base rental revenues which was the result of an increase in the average rental rate at 1800 Sherman.

Real estate tax expense decreased $17,400 and $34,700 for the quarterly and six-month periods under comparison, respectively. These decreases were primarily due to a lower estimated tax liability, based to a large extent on the successful appeal of 1995 taxes.

Repair and maintenance expense decreased $14,600 and $20,400 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The decreases were primarily due to decreases in cleaning costs, which is the result of the change in the day porter, and in landscaping and HVAC costs.

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

                                                          Comparative
                                                       Cash Flow Results
                                                      For the Six Months
                                                             Ended
                                                       6/30/97    6/30/96
---------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 336,700  $ 267,100
Items of reconciliation:
 Decrease in current assets                               6,200     11,400
 (Decrease) increase in current liabilities             (37,400)     2,200
---------------------------------------------------------------------------
Net cash provided by operating activities             $ 305,500  $ 280,700
---------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $ 474,400  $ (11,500)
---------------------------------------------------------------------------
Net cash (used for) financing activities              $(257,900) $(250,000)
---------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $69,600 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996 was primarily due to improved operating results, exclusive of depreciation and amortization, at 1800 Sherman.

The increase in the Partnership's cash position of $522,000 was primarily the result of the reduction in the Partnership's investments in debt securities as well as the net cash provided by operating activities exceeding distributions paid to Partners and payments for capital and tenant improvements.

The increase in net cash provided by operating activities of $24,800 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996 was also primarily the result of improved operating results at 1800 Sherman.

Net cash (used for) provided by investing activities changed from $(11,500) for the six months ended June 30, 1996 to $474,400 for the six months ended June 30, 1997. The change was primarily the result of the decrease in investments in debt securities. For the six months ended June 30, 1997, the Partnership spent $21,900 for building and tenant improvements and leasing costs and has budgeted to spend approximately $75,000 for the remainder of 1997. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy in a very competitive market and to maximize rental rates charged to new and renewing tenants.

The increase in net cash used for financing activities of $7,900 for the six-month periods under comparison was primarily the result of a slight increase in distributions paid to Partners.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs that may be necessary to be made at the Partnership's property. As a result, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves approximated $78,600 for the six months ended June 30, 1997.

Distributions to Limited Partners for the quarter ended June 30, 1997 were declared in the amount of $116,100 or $0.80 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of 1800 Sherman as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves. Accordingly, there can be no assurance as to the amounts of future cash for distributions to Partners.

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

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a)  Exhibits:  None

     (b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST CAPITAL GROWTH FUND - XIV,
                              A REAL ESTATE LIMITED PARTNERSHIP

                              By: FIRST CAPITAL FUND XIV, INC.
                                  GENERAL PARTNER

Date: August 14, 1997         By: /s/ DOUGLAS CROCKER II
      ---------------             -------------------------------------
                                      DOUGLAS CROCKER II
                                  President and Chief Executive Officer

Date: August 14, 1997         By: /s/ NORMAN M. FIELD
      ---------------             -------------------------------------
                                      NORMAN M. FIELD
                                  Vice President - Finance and Treasurer