Form 10-Q
period 1997-09-30
FIRST CAPITAL GROWTH FUND-XIV
filed 1997-11-13
CIK 826745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the period ended               September 30, 1997
                            ---------------------------------------------------
                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                   -----------------------  -------------------

     Commission File Number                             0-17611
                                   --------------------------------------------


         First Capital Growth Fund - XIV, A Real Estate Limited Partnership
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                              36-3552804
-------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


Two North Riverside Plaza, Suite 1100, Chicago, Illinois         60606-2607
--------------------------------------------------------  ---------------------
      (Address of principal executive offices)                   (Zip Code)

                                (312) 207-0020
-------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                 Not applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                         -----     -----

Documents incorporated by reference:

The First Amended and Restated Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated December 8, 1988, included in the Registrant's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                               September 30,
                                                   1997      December 31,
                                                (Unaudited)      1996
-------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                           $1,319,000    $1,319,000
 Building and improvements                       5,867,100     5,842,200
-------------------------------------------------------------------------
                                                 7,186,100     7,161,200
Accumulated depreciation and amortization       (1,428,200)   (1,238,000)
-------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                  5,757,900     5,923,200
Cash and cash equivalents                        2,425,500     1,986,300
Investments in debt securities                                   496,300
Rents receivable                                    10,200         4,500
Other assets                                        13,200        16,200
-------------------------------------------------------------------------
                                                $8,206,800    $8,426,500
-------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accrued real estate taxes                      $  403,100    $  515,200
 Distributions payable                             129,100       129,000
 Accounts payable and accrued expenses              53,300        66,700
 Due to Affiliates                                   4,500         7,000
 Security deposits                                  39,700        38,500
 Other liabilities                                  21,600        52,600
-------------------------------------------------------------------------
                                                   651,300       809,000
-------------------------------------------------------------------------
Partners' capital:
 General Partner                                   148,500       154,700
 Limited Partners (145,182 Units issued and
  outstanding)                                   7,407,000     7,462,800
-------------------------------------------------------------------------
                                                 7,555,500     7,617,500
-------------------------------------------------------------------------
                                                $8,206,800    $8,426,500
-------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                         General    Limited
                                         Partner    Partners     Total
--------------------------------------------------------------------------
Partners' capital, January 1, 1996       $163,400  $7,541,400  $7,704,800
Net income for the year ended
 December 31, 1996                         42,900     386,000     428,900
Distributions for the year ended
 December 31, 1996                        (51,600)   (464,600)   (516,200)
--------------------------------------------------------------------------
Partners' capital, December 31, 1996      154,700   7,462,800   7,617,500
Net income for the nine months ended
 September 30, 1997                        32,500     292,700     325,200
Distributions for the nine months ended
 September 30, 1997                       (38,700)   (348,500)   (387,200)
--------------------------------------------------------------------------
Partners' capital, September 30, 1997    $148,500  $7,407,000  $7,555,500
--------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                              1997     1996
-----------------------------------------------------------------------------
Income:
 Rental                                                     $404,800 $396,600
 Interest                                                     35,100   31,400
-----------------------------------------------------------------------------
                                                             439,900  428,000
-----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                63,400   62,800
 Property operating:
  Affiliates                                                  29,400   23,700
  Nonaffiliates                                               44,900   47,800
 Real estate taxes                                           132,700   49,700
 Insurance--Affiliate                                          2,800    3,200
 Repairs and maintenance                                      33,200   41,700
 General and administrative:
  Affiliates                                                   2,100    2,600
  Nonaffiliates                                               16,100    9,900
-----------------------------------------------------------------------------
                                                             324,600  241,400
-----------------------------------------------------------------------------
Net income                                                  $115,300 $186,600
-----------------------------------------------------------------------------
Net income allocated to General Partner                     $ 11,500 $ 18,700
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $103,800 $167,900
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per unit (145,182
 Units outstanding)                                         $   0.71 $   1.16
-----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $1,182,000 $1,178,900
 Interest                                              97,800     90,000
------------------------------------------------------------------------
                                                    1,279,800  1,268,900
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        190,200    186,600
 Property operating:
  Affiliates                                           76,400     70,000
  Nonaffiliates                                       114,600    123,400
 Real estate taxes                                    398,000    349,700
 Insurance--Affiliate                                   8,500      9,600
 Repairs and maintenance                              110,600    139,500
 General and administrative:
  Affiliates                                           10,000     16,500
  Nonaffiliates                                        46,300     43,700
------------------------------------------------------------------------
                                                      954,600    939,000
------------------------------------------------------------------------
Net income                                         $  325,200 $  329,900
------------------------------------------------------------------------
Net income allocated to General Partner            $   32,500 $   33,000
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  292,700 $  296,900
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (145,182 Units outstanding)                       $     2.02 $     2.05
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1997 and 1996 (Unaudited)
(All dollars rounded to nearest 00s)

                                                             1997        1996
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $  325,200  $  329,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              190,200     186,600
  Changes in assets and liabilities:
   (Increase) in rents receivable                             (5,700)     (4,200)
   Decrease in other assets                                    3,000       8,600
   (Decrease) in accrued real estate taxes                  (112,100)   (150,500)
   (Decrease) in accounts payable and accrued expenses       (13,400)    (36,000)
   (Decrease) increase in due to Affiliates                   (2,500)      3,000
   (Decrease) in other liabilities                           (31,000)    (16,400)
---------------------------------------------------------------------------------
    Net cash provided by operating activities                353,700     321,000
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                (24,900)    (28,800)
 Decrease (increase) in investments in debt securities       496,300    (489,700)
---------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities     471,400    (518,500)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                             (387,100)   (379,100)
 Increase in security deposits                                 1,200         400
---------------------------------------------------------------------------------
    Net cash (used for) financing activities                (385,900)   (378,700)
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         439,200    (576,200)
Cash and cash equivalents at the beginning of the period   1,986,300   2,364,800
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $2,425,500  $1,788,600
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1997


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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1997, are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Certain reclassifications have been made to the previously reported 1996 financial statements in order to provide comparability with the 1997 financial statements. These reclassifications had no effect on net income or Partners' Capital.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, commencing with the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), distributable Cash Flow (as defined in the Partnership Agreement), if any, is distributed 90% to the Limited Partners and 10% to the General Partner. For the quarter and nine months ended September 30, 1997, the General Partner was entitled to distributable Cash Flow (as defined in the Partnership Agreement) of $12,900 and $38,700, respectively.

In accordance with the Partnership Agreement, Losses (exclusive of Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Losses from a Major Capital Event, including any provisions for value impairment, are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event; first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits (exclusive of Profits from a Major Capital Event) are allocated; first, in accordance with the ratio in which Cash Flow (as defined in the Partnership Agreement) was distributable among the Partners for such fiscal year, to the extent of such Cash Flow (as defined in the Partnership Agreement); provided, however, that if the Partnership makes no distributions of Cash Flow (as defined in the Partnership Agreement) for such fiscal year, then such Profits are allocated 1% to the General Partner and 99% to the Limited Partners as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event; first, to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement) and Sale or Refinancing Proceeds in payment of said cumulative return); and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. Notwithstanding anything to the contrary, the interest of the General Partner in each material item of Partnership income, gain, loss, deduction or credit will be equal to at least 1% of each such item at all times during the existence of the Partnership. For the quarter and nine months ended September 30, 1997, the General Partner was allocated Profits of $11,500 and $32,500, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1997 were as follows:

                                                            Paid
                                                       ---------------
                                                                Nine
                                                       Quarter Months  Payable
------------------------------------------------------------------------------
Property management and leasing fees                   $24,000 $70,500 $2,500
Reimbursement of property insurance premiums, at cost    2,800   8,500   None
Legal                                                    2,600   4,100   None
Reimbursement of expenses, at cost:
 --Accounting                                            1,500   5,700  1,200
 --Investor communication                                1,000   3,700    800
------------------------------------------------------------------------------
                                                       $31,900 $92,500 $4,500
------------------------------------------------------------------------------

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

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of its remaining property, 1800 Sherman Office Building ("1800 Sherman"), for the quarters and nine months ended September 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative Operating Results (a)
                     For the Quarters   For the Nine Months
                           Ended               Ended
                     9/30/97  9/30/96   9/30/97    9/30/96
------------------------------------------------------------
Rental revenues      $404,800 $396,600 $1,182,000 $1,178,900
------------------------------------------------------------
Property net income  $ 98,700 $168,100 $  284,200 $  301,100
------------------------------------------------------------
Average occupancy         98%      94%        97%        95%
------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and nine months ended September 30, 1997 and 1996.

Net income decreased by $71,300 and $4,200 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The decreases in net income were primarily the result of increases in real estate tax expense, partially offset by decreases in repairs and maintenance expenses at 1800 Sherman.

Rental revenues increased by $8,200 or 2.1% and $3,100 or 0.3% for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increases were primarily the result of an increase in base rental revenues which was the result of an increase in the average occupancy rate. The increases were partially offset by a decrease in real estate tax escalation income which was the result of actual 1995 credits for overpayments due to tenants, paid in 1996, being less than estimated.

Real estate tax expense increased by $83,000 and $48,300 for the quarterly and nine-month periods under comparison, respectively. These increases were primarily the result of an adjustment made in 1996 to adjust for a reduction in 1996 taxes due to the successful appeal of the 1995 tax year liability. Also contributing to the increases was an increase in the estimated 1997 tax liability.

Repair and maintenance expenses decreased by $8,500 and $28,900 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The decreases were primarily due to reduced cleaning costs, resulting from a change in the day porter, and a decrease in electrical repairs.

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

                                                          Comparative
                                                       Cash Flow Results
                                                      For the Nine Months
                                                             Ended
                                                       9/30/97    9/30/96
---------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 515,400  $ 516,500
Items of reconciliation:
 (Increase) decrease in current assets                   (2,700)     4,400
 (Decrease) in current liabilities                     (159,000)  (199,900)
---------------------------------------------------------------------------
Net cash provided by operating activities             $ 353,700  $ 321,000
---------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $ 471,400  $(518,500)
---------------------------------------------------------------------------
Net cash (used for) financing activities              $(358,900) $(378,700)
---------------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) remained relatively unchanged for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996.

The increase in the Partnership's cash position of $439,200 was primarily the result of a reduction in the Partnership's investments in debt securities. Distributions to Partners slightly exceeded cash generated by operating activities.

The increase in net cash provided by operating activities of $32,700 for the nine months ended September 30, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

when compared to the nine months ended September 30, 1996 was primarily the result of the timing of the payment of certain expenses.

Net cash (used for) provided by investing activities changed from $(518,500) for the nine months ended September 30, 1996 to $471,400 for the nine months September 30, 1997. The change was primarily the result of the decrease in investments in debt securities. For the nine months ended September 30, 1997, the Partnership spent $24,900 for building and tenant improvements and leasing costs and has projected to spend approximately $35,000 for the remainder of 1997. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy in a competitive market and to maximize rental rates charged to new and renewing tenants.

The increase in net cash used for financing activities of $7,200 for the nine-month periods under comparison was primarily the result of a slight increase in distributions paid to Partners.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs that may be necessary to be made at the Partnership's property. As a result, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $128,200 for the nine months ended September 30, 1997.

Distributions to Limited Partners for the quarter ended September 30, 1997 were declared in the amount of $116,200 or $0.80 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of 1800 Sherman as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves. Accordingly, there can be no assurance as to the amounts of future cash for distributions to Partners.

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

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

     There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FIRST CAPITAL GROWTH FUND - XIV,
                                 A REAL ESTATE LIMITED PARTNERSHIP

                                 By: FIRST CAPITAL FUND XIV, INC.
                                     GENERAL PARTNER

Date:  November 14, 1997         By: /s/   DOUGLAS CROCKER II
       -----------------             -------------------------------------
                                           DOUGLAS CROCKER II
                                     President and Chief Executive Officer

Date:  November 14, 1997         By: /s/  NORMAN M. FIELD
       -----------------             --------------------------------------
                                          NORMAN M. FIELD
                                     Vice President - Finance and Treasurer