Form 10-K405
period 1997-12-31
FIRST CAPITAL GROWTH FUND-XIV
filed 1998-03-30
CIK 826745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended           December 31, 1997
                              --------------------------------------------------
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________________ to _____________________

                                                    0-17611
    Commission FIle Number         _____________________________________________

      First Capital Growth Fund - XIV, A Real Estate Limited Partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                                     36-3552804
-------------------------------                              ---------------------------------
(State or other jurisdiction of                                      (I.R.S. Employer
incorporation or organization)                                     Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois                60606-2607
--------------------------------------------------------     ----------------------------------
     (Address or principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code                    (312) 207-0020
                                                            -----------------------------------

Securities registered pursuant to Section 12(b) of the Act:                 NONE
                                                            -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership Assignee Units
                                                            -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       _     _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Documents incorporated by reference:

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

As of March 1, 1998, the Partnership employed, through its joint venture, three people for on-site property maintenance and administration.

ITEM 2.  PROPERTY
-------  --------

As of December 31, 1997, the Partnership owned a 50% interest in a joint venture which owned, in fee simple, the 1800 Sherman Office Building ("the Property"), located in Evanston, Illinois. The Property has 134,541 net leasable square feet of which 100%, 94%, 97%, 97% and 94%, was occupied as of December 31, 1997, 1996, 1995, 1994, and 1993, respectively. The average annual rental per square foot, as computed by dividing the property's base revenues by its average occupied square footage, for the years ended December 31, 1997, 1996, 1995, 1994, and 1993 was $21.90, $21.27, $21.14, $20.58 and $20.20, respectively.

For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of the Property allocable to real property (exclusive of land), and all improvements, over a useful life of 40 years, utilizing the straight-line method. In the opinion of the General Partner, the Property is adequately insured and serviced by all necessary utilities. The Partnership's share of 1997 real estate taxes for the Property was $525,500.

-------  --------

As of December 31, 1997 there were 32 tenants at the Property. The tenants which occupy ten percent or more of the rentable square footage of the Property are ZS Associates ("ZS"), management consultants, occupying 29% of the net leasable square footage of the Property, and The Sachs Group ("Sachs"), health care information specialists occupying 12% of the net leasable square footage of the Property. The Partnership's 50% interest in the per annum base rents provided for in the ZS lease, which expires on December 31, 2004 and has one five-year renewal option, will be $375,100 during 1998 and increasing periodically to $390,900 during the last twelve months of the current lease. The Partnership's 50% interest in the per annum base rents provided for in the Sachs lease, which expires on June 30, 2004 and also has one five-year renewal option, will be $190,000 during 1998 and increasing periodically to $223,100 during the last twelve months of the current lease.

The amounts in the following table represent the Partnership's portion of leases in the year of expiration (assuming no lease renewals) for the Property through the year ending December 31, 2006:


                              Number                                        Base Rents in Year          % of Total Base
       Year                 of Tenants               Square Feet             of Expiration (a)             Rents (b)
------------------      ------------------        -----------------      ------------------------    ---------------------
      1998                       7                      12,867                    $121,200                   8.27 %
      1999                       4                       7,914                    $ 64,700                   4.74 %
      2000                       7                      24,013                    $168,100                  13.84 %
      2001                       3                       5,601                    $ 59,900                   5.73 %
      2002                       4                       7,956                    $ 45,300                   4.80 %
      2003                       3                      17,246                    $128,600                  15.87 %
      2004                       3                      52,334                    $502,500                  86.49 %
      2005                     None                       None                        None                   None
      2006                       1                       6,681                    $ 58,900                 100.00 %

     (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

     (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1997.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its property were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1997. Ordinary routine legal matters incidental to the business which was not deemed material were pursued during the quarter ended December 31, 1997.

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

As of March 1, 1998, there were 1,291 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                     For the Years Ended December 31,
                          --------------------------------------------------------
                             1997       1996       1995        1994       1993
-----------------------------------------------------------------------------------
Total revenues            $1,713,200 $1,654,200 $1,663,200  $1,597,900 $ 2,244,300
Net income (loss)         $  471,700 $  428,900 $ (856,800) $  410,400 $(1,612,900)
Net income (loss)
 allocated to Limited
 Partners (a)             $  424,500 $  386,000 $ (865,800) $  376,100 $(1,572,700)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (145,182 Units
 outstanding) (a)         $     2.92 $     2.66 $    (5.96) $     2.59 $    (10.83)
Total assets              $8,455,200 $8,426,500 $8,535,600  $9,774,200 $ 9,816,900
Distributions to Limited
 Partners per Unit
 (145,182 Units
 outstanding)             $     3.20 $     3.20 $     3.00  $     2.08        None
Return of capital to
 Limited Partners per
 Unit (145,182 Units
 outstanding) (b)         $     0.28 $     0.54 $     3.00        None        None
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $5,764,100 $5,923,200 $6,138,800  $7,422,300 $ 7,467,000
Number of real property
 interests owned at
 December 31                       1          1          1           1           1
-----------------------------------------------------------------------------------

(a) Net (loss) allocated to Limited Partners for 1993 included an extraordinary gain on extinguishment of debt.
(b) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income allocated to Limited Partners for the respective year or; total distributions to Limited Partners, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                  For the Years Ended December 31,
                          -----------------------------------------------------
                            1997       1996       1995       1994       1993
--------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $ 724,100  $ 679,400  $ 600,200  $ 645,800  $ 537,200
Items of reconciliation:
 Principal payments on
  mortgage loan payable                                                  17,000
Changes in current
 assets and liabilities:
  (Increase) decrease in
   current assets           (28,200)    11,300     17,900     30,400    199,300
  Increase (decrease) in
   current liabilities       72,000    (30,200)    72,200   (202,100)   154,500
--------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 767,900  $ 660,500  $ 690,300  $ 474,100  $ 908,000
--------------------------------------------------------------------------------
Net cash (used for)
 investing activities     $ (93,300) $(531,200) $(173,500) $(190,700) $(686,000)
--------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(515,000) $(507,800) $(454,000) $(251,000) $ (14,500)
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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-6 in this report and the supplemental schedule on pages A-7 and A-8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ordinary business of the Partnership is expected to pass through its life cycle in three phases: (i) the Offering of Units and investment in properties;
(ii) the operation of properties and (iii) the sale or other disposition of properties.

The Partnership commenced the Offering of Units on December 8, 1988 and began operations on February 1, 1989 after reaching the required minimum subscription level. On September 28, 1990, the Offering was Terminated upon the sale of 145,182 units. In July 1989, the Partnership purchased a 25% interest in one joint venture which was formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property and in March 1991, purchased a 50% interest in one joint venture which was formed with the same Affiliated partnership for the purpose of acquiring a 100% interest in certain real property ("1800 Sherman"). During 1993, the joint venture in which the Partnership had a 25% interest, surrendered title to the property to the mortgage holder through foreclosure and subsequently dissolved the joint venture.

OPERATIONS
The table below is a recap of certain operating results of the Partnership's property for the years ended December 31, 1997, 1996 and 1995. The discussion following the table should be read in conjunction with Financial Statements and Notes thereto appearing in this report.

                      Comparative Operating Results
                     (a) For the Years Ended December
                                   31,
                     --------------------------------
                        1997       1996       1995
-----------------------------------------------------
1800 SHERMAN OFFICE BUILDING (50%)
Rental revenues      $1,577,900 $1,533,100 $1,538,200
-----------------------------------------------------
Property net income  $  402,100 $  380,600 $  316,000
-----------------------------------------------------
Average occupancy           96%        95%        97%
-----------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, general and administrative expenses and provision for value impairment.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income increased by $42,800 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily the result of improved operating results at 1800 Sherman together with an increase in interest earned on the Partnership's short-term investments.

Rental revenues increased by $44,800 or 2.9% for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to a slight increase in average occupancy and an increase in rents charged to new and renewing tenants.

Real estate tax expense increased by $60,700 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily the result of an adjustment made in 1996 to reduce taxes due to the successful appeal of the 1995 tax liability. Also contributing to the increase was an increase in the estimated 1997 tax liability.

Repair and maintenance expenses decreased by $28,700 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to reduced cleaning costs, resulting from a change in the day porter, and a decrease in electrical repairs.

Property operating expenses decreased by $10,100 for the year ended December 31, 1997 when compared to the year ended December 31,1996. The decrease was primarily due to a 1997 increase in commissions paid to third-party brokers in connection with the leasing of 1800 Sherman. These expenses are capitalized and amortized over the life of their respective leases and pursuant to the management agreement reduce total fees paid to the property management company.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net income improved by $1,285,700 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The difference is primarily the result of the recognition of a provision for value impairment of $1,200,000 during 1995 on 1800 Sherman. Exclusive of the provision for value impairment, net income increased by $85,700 for the comparable periods. The increase in net income was primarily the result of a decrease in real estate taxes and general and administrative expenses. The decrease in general and administrative expenses was the result of a reduction in the costs associated with printing and mailing. Partially offsetting the increase in net income for the years under comparison was an increase in repair and maintenance expenses and property operating expenses.

Rental revenues remained stable for the year ended December 31, 1996 when compared to the year ended December 31, 1995.

Real estate tax expense decreased by $89,600 for the years under comparison. The decrease was primarily due to the 1996 recognition of a successful appeal for a reduction of the assessed value of 1800 Sherman for the 1995 tax year.

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

LIQUIDITY AND CAPITAL RESOURCES
A primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as determined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

The increase in Cash Flow (as defined in the Partnership Agreement) of $44,700 for the year ended December 31, 1997 when compared to the year ended December 31, 1996 was primarily due to the increase in net income, as previously discussed, exclusive of depreciation and amortization expense.

The increase in the Partnership's cash position of $159,600 was primarily the result of net cash provided by operating activities exceeding distributions paid to Partners and expenditures for capital and tenant improvements.

Net cash provided by operating activities increased by $107,400 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to the timing of the payments of certain Partnership expenses.

Net cash used for investing activities decreased by $437,900 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily the result of the 1996 investment in debt securities. The investments in debt securities are a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures. The Partnership spent $93,300 on capital expenditures during 1997 and has budgeted to spend approximately $250,000 at 1800 Sherman during 1998. Approximately half of the amount budgeted to be spent in 1998 relates to a midlease improvement allowance for one of 1800 Sherman's significant tenants. The General Partner believes these improvements and leasing costs are necessary in order to maintain the occupancy level in a very competitive market and to maximize rental rates charged to new and renewing tenants.

Net cash used for financing activities increased by $7,200 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily the result of a slight increase in distributions paid to Partners.

The General Partner, on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs are utilized. Each of these companies is financially responsible and have represented to management of the General Partner that they are taking appropriate steps for modifications needed to their respective systems to accommodate processing data by Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is currently not aware of any material contingencies related to this matter.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. As a result of this, cash continues to be retained to supplement working capital reserves. For the year ended December 31, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves was $207,900.

Distributions to Limited Partners for the quarter ended December 31, 1997, were declared in the amount of $116,200 or $0.80 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of 1800 Sherman as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amount of cash for distributions to Partners.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------



(a) & (e)  DIRECTORS

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 1998, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1998.


            Name                                            Office
            ----                                            ------
     Douglas Crocker II...............................     Director
     Sheli Z. Rosenberg...............................     Director


     Douglas Crocker II, 57, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc. and Wellsford Real Properties, Inc. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

     Sheli Z. Rosenberg, 56, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, Inc. ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., American Classic Voyages Co., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc. and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust, Equity Office Properties Trust and Capital Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates from 1980 to September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

--------  --------------------------------------------------

     (b) & (e)  EXECUTIVE OFFICERS

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 1998 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

Name                                                Office
----                                                ------
Douglas Crocker II..................................President and Chief Executive Officer
Donald J. Liebentritt...............................Vice President
Norman M. Field.....................................Vice President - Finance and Treasurer

     PRESIDENT AND CEO- See Table of Directors above.

     Donald J. Liebentritt, 47, has been Vice President of the General Partner since July 1997 and is Executive Vice President and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

     Norman M. Field, 49, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS


     With the exception of the bankruptcy matter disclosed under Items 10 (a),
     (b) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION


(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct compensation from the Partnership during the year ended December 31, 1997. Affiliates of the General Partner do compensate directors and officers of the General Partner. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)  None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


(a) As of March 1, 1998, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 145,182 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1998, the executive officers and directors of the General Partner did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Affiliates of the General Partner provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from a property being managed where the General Partner or its Affiliates provide leasing, re-leasing and leasing-related services, or 3% of gross receipts where the General Partner or its Affiliates do not perform leasing, re-leasing and leasing-related services. Affiliates were entitled to property management and supervisory fees of $101,700 during 1997. In addition, other Affiliates of the General Partner were entitled to fees and compensation of $23,700 for insurance and personnel services for 1997. In accordance with the Partnership Agreement, these services were provided at a price which did not exceed the lesser of the cost of such services to the General Partner or its Affiliates or 90% of the competitive price which would be charged by non-affiliated persons rendering similar services in the same or comparable geographic location. As of December 31, 1997, total fees and reimbursements of $400 were due to Affiliates.

     In accordance with the Partnership Agreement, commencing with the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), Cash Flow (as defined in the Partnership Agreement), if any, is distributed 90% to the Limited Partners and 10% to the General Partner. For the year ended December 31, 1997, the General Partner was paid $51,600 of Cash Flow (as defined in the Partnership Agreement).

     In accordance with the Partnership Agreement, Losses (exclusive of Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Losses from a Major Capital Event, including any provisions for value impairment, are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits (exclusive of Profits from a Major Capital Event) are allocated: first, in accordance with the ratio in which Cash Flow (as defined in the Partnership Agreement) was distributable among the Partners for such fiscal year, to the extent of such Cash Flow (as defined in the Partnership Agreement), provided, however, that if the Partnership makes no distributions of Cash Flow (as defined in the Partnership Agreement) for such fiscal year, then such Profits are allocated 1% to the General Partner and

     99% to the Limited Partners as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement) and Sale or Refinancing Proceeds in payment of said cumulative return); and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. Notwithstanding anything to the contrary, the interest of the General Partner in each material item of Partnership income, gain, loss, deduction or credit will be equal to at least 1% of each such item at all times during the existence of the Partnership. For the year ended December 31, 1997, the General Partner was allocated Profits of $47,200.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President, is a Principal and Chairman of the Board of Rosenberg. For the year ended December 31, 1997, Rosenberg was entitled to $4,300 for legal fees from the Partnership. As of December 31, 1997, all fees due to Rosenberg have been paid. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1997.

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


                                      FIRST CAPITAL GROWTH FUND - XIV,
                                      A REAL ESTATE LIMITED PARTNERSHIP

                                      BY:  FIRST CAPITAL FUND - XIV, INC.
                                           GENERAL PARTNER

Dated: March 31, 1998                 By:  /s/ DOUGLAS CROCKER II
       --------------                      -------------------------------------
                                               DOUGLAS CROCKER II
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DOUGLAS CROCKER II        March 31, 1998    President, Chief Executive Officer and
--------------------------    --------------    Director of the General Partner
    DOUGLAS CROCKER II

/s/ SHELI Z. ROSENBERG        March 31, 1998    Director of the General Partner
--------------------------    --------------
    SHELI Z. ROSENBERG

/s/ DONALD J. LIEBENTRITT     March 31, 1998    Vice President
--------------------------    --------------
    DONALD J. LIEBENTRITT

/s/ NORMAN M. FIELD           March 31, 1998    Vice President - Finance and Treasurer
--------------------------    --------------
    NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                                         Pages
                                                                                        -------

Report of Independent Auditors                                                            A-2

Balance Sheets as of December 31, 1997 and 1996                                           A-3

Statements of Partners' Capital for the Years Ended
 December 31, 1997, 1996 and 1995                                                         A-3

Statements of Income and Expenses for the Years
 Ended December 31, 1997, 1996 and 1995                                                   A-4

Statements of Cash Flows for the Years Ended
 December 31, 1997, 1996 and 1995                                                         A-4

Notes to Financial Statements                                                         A-5 to A-6

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of December 31, 1997               A-7 and A-8

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-38 of the Partnership's definitive Prospectus dated December 8, 1988, included in the Partnership's Registration Statement on Form S-11 (Registration No. 33-19365), filed pursuant to Rule 424 (b), is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders.

The 1996 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Growth Fund - XIV,
A Real Estate Limited Partnership
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Growth
Fund - XIV, A Real Estate Limited Partnership as of December 31, 1997 and 1996, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1997, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Growth
Fund - XIV, A Real Estate Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        Ernst & Young LLP


Chicago, Illinois
March 9, 1998

BALANCE SHEETS
December 31, 1997 and 1996
(All dollars rounded to nearest 00s)

                                                  1997        1996
----------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $1,319,000  $1,319,000
 Building and improvements                      5,935,500   5,842,200
----------------------------------------------------------------------
                                                7,254,500   7,161,200
 Accumulated depreciation and amortization     (1,490,400) (1,238,000)
----------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                 5,764,100   5,923,200
Cash and cash equivalents                       2,145,900   1,986,300
Investments in debt securities                    496,300     496,300
Rents receivable                                      700       4,500
Other assets                                       48,200      16,200
----------------------------------------------------------------------
                                               $8,455,200  $8,426,500
----------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accrued real estate taxes                     $  530,600  $  515,200
 Distributions payable                            129,000     129,000
 Accounts payable and accrued expenses            137,400      66,700
 Due to Affiliates                                    400       7,000
 Prepaid rent                                      41,800      18,200
 Security deposits                                 39,700      38,500
 Other liabilities                                  3,300      34,400
----------------------------------------------------------------------
                                                  882,200     809,000
----------------------------------------------------------------------
Partners' capital:
 General Partner                                  150,300     154,700
 Limited Partners (145,182 Units issued and
  outstanding)                                  7,422,700   7,462,800
----------------------------------------------------------------------
                                                7,573,000   7,617,500
----------------------------------------------------------------------
                                               $8,455,200  $8,426,500
----------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                            General    Limited
                                            Partner    Partners     Total
-----------------------------------------------------------------------------
Partners' capital, January 1, 1995          $202,800  $8,842,700  $9,045,500
Net income (loss) for the year ended
 December 31, 1995                             9,000    (865,800)   (856,800)
Distributions for the year ended December
 31, 1995                                    (48,400)   (435,500)   (483,900)
-----------------------------------------------------------------------------
Partners' capital, December 31, 1995         163,400   7,541,400   7,704,800
Net income for the year ended December 31,
 1996                                         42,900     386,000     428,900
Distributions for the year ended December
 31, 1996                                    (51,600)   (464,600)   (516,200)
-----------------------------------------------------------------------------
Partners' capital, December 31, 1996         154,700   7,462,800   7,617,500
Net income for the year ended December 31,
 1997                                         47,200     424,500     471,700
Distributions for the year ended December
 31, 1997                                    (51,600)   (464,600)   (516,200)
-----------------------------------------------------------------------------
Partners' capital, December 31, 1997        $150,300  $7,422,700  $7,573,000
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s except per Unit amounts)

                                            1997       1996       1995
--------------------------------------------------------------------------
Income:
 Rental                                  $1,577,900 $1,533,100 $1,530,500
 Interest                                   135,300    121,100    132,700
--------------------------------------------------------------------------
                                          1,713,200  1,654,200  1,663,200
--------------------------------------------------------------------------
Expenses:
 Depreciation and amortization              252,400    250,500    257,000
 Property operating:
  Affiliates                                100,900     98,600     87,900
  Nonaffiliates                             139,000    151,400    149,500
 Real estate taxes                          525,500    464,800    554,400
 Insurance--Affiliate                        11,400     12,700     12,700
 Repairs and maintenance                    147,200    175,900    165,900
 General and administrative:
  Affiliates                                 13,600     19,000     20,400
  Nonaffiliates                              51,500     52,400     72,200
 Provision for value impairment                                 1,200,000
--------------------------------------------------------------------------
                                          1,241,500  1,225,300  2,520,000
--------------------------------------------------------------------------
Net income (loss)                        $  471,700 $  428,900 $ (856,800)
--------------------------------------------------------------------------
Net income allocated to General Partner  $   47,200 $   42,900 $    9,000
--------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                                $  424,500 $  386,000 $ (865,800)
--------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (145,182 Units
 outstanding)                            $     2.92 $     2.66 $    (5.96)
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                                  1997        1996        1995
----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                             $  471,700  $  428,900  $ (856,800)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Depreciation and amortization                   252,400     250,500     257,000
  Provision for value impairment                                        1,200,000
  Changes in assets and liabilities:
   Decrease in rents receivable                     3,800       1,500       5,600
   (Increase) decrease in other assets            (32,000)      9,800      12,300
   Increase (decrease) in accrued real estate
    taxes                                          15,400     (35,300)     50,100
   Increase (decrease) in accounts payable
    and accrued expenses                           70,700     (30,600)     32,200
   (Decrease) increase in due to Affiliates        (6,600)      2,800     (11,700)
   Increase (decrease) in prepaid rent             23,600      18,200     (18,100)
   (Decrease) increase in other liabilities       (31,100)     14,700      19,700
----------------------------------------------------------------------------------
    Net cash provided by operating activities     767,900     660,500     690,300
----------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements     (93,300)    (34,900)   (173,500)
 (Increase) in investments in debt
  securities, net                                            (496,300)
----------------------------------------------------------------------------------
    Net cash (used for) investing activities      (93,300)   (531,200)   (173,500)
----------------------------------------------------------------------------------
Cash flows from financing activities:
  Distributions paid to Partners                 (516,200)   (508,200)   (446,800)
  Increase (decrease) in security deposits          1,200         400      (7,200)
----------------------------------------------------------------------------------
    Net cash (used for) financing activities     (515,000)   (507,800)   (454,000)
----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                      159,600    (378,500)     62,800
Cash and cash equivalents at the beginning of
 the year                                       1,986,300   2,364,800   2,302,000
----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the
 year                                          $2,145,900  $1,986,300  $2,364,800
----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1997

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred.

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

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their individual tax returns; accordingly, no provision for income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the individual Partners; accordingly, disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

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

The Partnership evaluates its rental property for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from such property is less than its carrying basis. Upon determination that a permanent impairment has occurred, the carrying basis of the rental property is reduced to its estimated fair value. Except as disclosed in Note 5, the General Partner was not aware of any indicator that would result in a significant impairment loss during the periods reported.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Investments in debt securities are comprised of obligations of the United States government totaling $496,300 and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximated fair market value. All of these securities had maturities of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of financial instruments, including cash and cash equivalents, included in the financial statements, was not materially different from their carrying value at December 31, 1997 and 1996.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, commencing with the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), distributable Cash Flow (as defined in the Partnership Agreement), if any, is distributed 90% to the Limited Partners and 10% to the General Partner. For the years ended December 31, 1997, 1996 and 1995, the General Partner paid Cash Flow (as defined in the Partnership Agreement) of $51,600, $51,600 and $48,400, respectively.

In accordance with the Partnership Agreement, Losses (exclusive of Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Losses from a Major Capital Event, including any provisions for value impairment, are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the

NOTES TO FINANCIAL STATEMENTS

Limited Partners as a group. Profits (exclusive of Profits from a Major Capital Event) are allocated: first, in accordance with the ratio in which Cash Flow (as defined in the Partnership Agreement) was distributable among the Partners for such fiscal year, to the extent of such Cash Flow (as defined in the Partnership Agreement), provided, however, that if the Partnership makes no distributions of Cash Flow (as defined in the Partnership Agreement) for such fiscal year, then such Profits are allocated 1% to the General Partner and 99% to the Limited Partners as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement) and Sale or Refinancing Proceeds in payment of said cumulative return); and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. Notwithstanding anything to the contrary, the interest of the General Partner in each material item of Partnership income, gain, loss, deduction or credit will be equal to at least 1% of each such item at all times during the existence of the Partnership. For the years ended December 31, 1997 and 1996, the General Partner was allocated Profits of $47,200 and $42,900, respectively. For the year ended December 31, 1995, the General Partner was allocated Profits of $9,000, which included a
(loss) from a provision for value impairment of $(25,300).

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                     For the Years Ended December 31,
                            --------------------------------------------------
                                  1997             1996             1995
                            ---------------- ---------------- ----------------
                              Paid   Payable   Paid   Payable   Paid   Payable
------------------------------------------------------------------------------
Property management and
 leasing fees               $107,200   None  $ 92,200 $5,500  $100,800 $  400
Reimbursement of property
 insurance premiums, at
 cost                         11,400   None    12,700   None    12,700   None
Legal                          4,300   None     2,100   None     2,100   None
Reimbursement of expenses,
 at cost:
 --Accounting                  8,400  $ 300    12,900  1,200     8,600  2,400
 --Investor communication      5,000    100     7,600    300     9,300  1,400
------------------------------------------------------------------------------
                            $136,300  $ 400  $127,500 $7,000  $133,500 $4,200
------------------------------------------------------------------------------

On-site property management for the Partnership's property is provided by an Affiliate of the General Partner for a fee equal to 3% of gross rents received from the property. The Affiliate is entitled to leasing fees equal to 3% of gross rents reduced by leasing fees, if any, paid to third parties.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases for the next five years and thereafter as of December 31, 1997 was as follows:

                    1998        $1,466,100
                    1999         1,363,700
                    2000         1,214,300
                    2001         1,044,900
                    2002           944,000
                    Thereafter   1,528,700
                             -------------
                                $7,561,700
                             -------------

The Partnership is subject to the usual business risks associated with the collection of the above scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax expense reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1997, 1996, and 1995 were $1,600, $1,700, and $2,000, respectively.

4. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. The results for financial statement purposes will differ from the results for income tax reporting purposes due to the use of differing depreciation lives and methods, the recognition of rents paid in advance as taxable income and the Partnership's provision for value impairment. The net effect of these accounting differences for the year ended December 31, 1997, was that the net income for tax reporting purposes was greater than the net income for financial statement purposes by $80,700. The aggregate cost of commercial rental property for federal income tax purposes at December 31, 1997 was $8,454,500.

5. PROVISION FOR VALUE IMPAIRMENT:

Due to regional factors and other matters affecting the Partnership's remaining property it was deemed appropriate to reduce the basis of 1800 Sherman Office Building by recording a provision for value impairment of $1,200,000 during the year ended December 31, 1995. The provision for value impairment was considered a non-cash event for the purpose of the Statement of Cash Flows and was not utilized in the determination of Cash Flow (as defined in the Partnership Agreement).

                       FIRST CAPITAL GROWTH FUND - XIV,
                       A REAL ESTATE LIMITED PARTNERSHIP

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997



 Column A                 Column C                Column D                        Column E
-----------        -----------------------   -------------------   -------------------------------------
                                              Costs capitalized
                        Initial cost             subsequent               Gross amount at which
                       to Partnership          to acquisition           carried at close of period
                   -----------------------   -------------------   -------------------------------------
                                 Buildings                                       Buildings
                                    and                                            and
                                  Improve-   Improve-  Carrying                  Improve-
Description           Land         ments      ments    Costs (1)      Land        ments     Total (2)(3)
-----------        ----------   ----------   --------  ---------   ----------   ----------  ------------
Office Building:

1800 Sherman
  (Evanston, IL)
  (50% Interest)   $1,319,000   $6,147,100   $961,500   $26,900   $1,319,000   $5,935,500    $7,254,500 (4)
                   ==========   ==========   ========   =======   ==========   ==========    ==========

 Column A           Column F    Column G    Column H   Column I
-----------        ----------   --------    --------   --------
                                                       Life on
                                                        which
                                                       deprecia-
                                                     tion in lat-
                     Accumu-                          est income
                      lated      Date of              statement
                    Deprecia-   construc-     Date     is com-
Description         tion (2)      tion      Acquired    puted
------------       ----------   --------    --------   --------
Office Building:

1800 Sherman
  (Evanston, IL)                             March       35(5)
  (50% Interest)   $1,490,400     1986        1991      3-10(6)
                   ==========

Column B - Not Applicable

                   See accompanying notes on following page

                       FIRST CAPITAL GROWTH FUND - XIV,
                       A REAL ESTATE LIMITED PARTNERSHIP

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2. The following is a reconciliation of activity in Columns E and F:

                   December 31, 1997           December 31, 1996             December 31, 1995
                ------------------------    ------------------------     -------------------------
                            Accumulated                 Accumulated                   Accumulated
                   Cost     Depreciation       Cost     Depreciation        Cost      Depreciation
                ----------  ------------    ----------  ------------     ----------  -------------
Balance at
  beginning
  of the
  year          $7,161,200  $1,238,000      $7,126,300  $  987,500       $8,152,800    $  730,500

Additions
  during the
  year:

Improvements        93,300                      34,900                      173,500

Provisions
  for
  depreciation                 252,400                     250,500                        257,000

Deductions
  during the
  year:

Cost of
  real estate
  disposed

Accumulated
  depreciation
  on real
  estate
  disposed

Provision
  for value
  impairment                                                             (1,200,000)
                ----------  ----------      ----------  ----------       ----------  ----------

Balance at
  end of the
  year          $7,254,500  $1,490,400      $7,161,200  $1,238,000       $7,126,300  $  987,500
                ==========  ==========      ==========  ==========       ==========  ==========

Note 3. The aggregate cost for federal income tax purposes as of December 31, 1997 was $8,454,500.

Note 4. Included provision for value impairment of $1,200,000.

Note 5. Estimated useful life for building in years.

Note 6. Estimated useful life for improvements in years.