Form 10-Q
period 1998-03-31
FIRST CAPITAL GROWTH FUND-XIV
filed 1998-05-14
CIK 826745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     March 31, 1998
                           -----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    -------------------

     Commission File Number                            0-17611
                            ---------------------------------------------------

      First Capital Growth Fund - XIV, A Real Estate Limited Partnership
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                              36-3552804
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


Two North Riverside Plaza, Suite 1000, Chicago, Illinois          60606-2607
--------------------------------------------------------     ------------------
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                March 31,
                                                  1998      December 31,
                                               (Unaudited)      1997
------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $1,319,000    $1,319,000
 Building and improvements                      5,935,500     5,935,500
------------------------------------------------------------------------
                                                7,254,500     7,254,500
Accumulated depreciation and amortization      (1,554,900)   (1,490,400)
------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                 5,699,600     5,764,100
Cash and cash equivalents                       1,965,400     2,145,900
Investments in debt securities                    490,000       496,300
Rents receivable                                   11,600           700
Due from Affiliates, net                            1,100
Other assets                                        9,600        48,200
------------------------------------------------------------------------
                                               $8,177,300    $8,455,200
------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accrued real estate taxes                     $  412,200    $  530,600
 Distributions payable                            129,100       129,000
 Accounts payable and accrued expenses             61,200       137,400
 Due to Affiliates                                                  400
 Security deposits                                 39,700        39,700
 Other liabilities                                               45,100
------------------------------------------------------------------------
                                                  642,200       882,200
------------------------------------------------------------------------
Partners' capital:
 General Partner                                  146,500       150,300
 Limited Partners (145,182 Units issued and
  outstanding)                                  7,388,600     7,422,700
------------------------------------------------------------------------
                                                7,535,100     7,573,000
------------------------------------------------------------------------
                                               $8,177,300    $8,455,200
------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                            General    Limited
                                            Partner    Partners     Total
-----------------------------------------------------------------------------
Partners' capital, January 1, 1997          $154,700  $7,462,800  $7,617,500
Net income for the year ended December 31,
 1997                                         47,200     424,500     471,700
Distributions for the year ended December
 31, 1997                                    (51,600)   (464,600)   (516,200)
-----------------------------------------------------------------------------
Partners' capital, December 31, 1997         150,300   7,422,700   7,573,000
Net income for the quarter ended March 31,
 1998                                          9,100      82,100      91,200
Distributions for the quarter ended March
 31, 1998                                    (12,900)   (116,200)   (129,100)
-----------------------------------------------------------------------------
Partners' capital, March 31, 1998           $146,500  $7,388,600  $7,535,100
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                              1998     1997
-----------------------------------------------------------------------------
Income:
 Rental                                                     $384,800 $383,800
 Interest                                                     29,000   30,900
-----------------------------------------------------------------------------
                                                             413,800  414,700
-----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                64,500   63,900
 Property operating:
  Affiliates                                                  21,900   25,100
  Nonaffiliates                                               34,800   38,200
 Real estate taxes                                           136,600  132,700
 Insurance--Affiliate                                          2,300    3,000
 Repairs and maintenance                                      42,300   38,400
 General and administrative:
  Affiliates                                                   3,400    2,900
  Nonaffiliates                                               16,800   15,600
-----------------------------------------------------------------------------
                                                             322,600  319,800
-----------------------------------------------------------------------------
Net income                                                  $ 91,200 $ 94,900
-----------------------------------------------------------------------------
Net income allocated to General Partner                     $  9,100 $  9,500
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $ 82,100 $ 85,400
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (145,182
 Units outstanding)                                         $   0.57 $   0.59
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1998        1997
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $   91,200  $   94,900
 Adjustments to reconcile net income to net cash (used
  for) provided by operating activities:
  Depreciation and amortization                               64,500      63,900
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable                   (10,900)      1,600
   Decrease in other assets                                   38,600         400
   (Decrease) in accrued real estate taxes                  (118,400)   (117,400)
   (Decrease) in accounts payable and accrued expenses       (76,200)    (21,900)
   (Decrease) in other liabilities                           (45,100)    (18,200)
   (Decrease) increase in due to Affiliates                   (1,500)      2,500
---------------------------------------------------------------------------------
    Net cash (used for) provided by operating activities     (57,800)      5,800
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease in investments in debt securities, net               6,300     496,300
---------------------------------------------------------------------------------
    Net cash provided by investing activities                  6,300     496,300
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                             (129,000)   (129,000)
---------------------------------------------------------------------------------
Net cash (used for) financing activities                    (129,000)   (129,000)
---------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents        (180,500)    373,100
Cash and cash equivalents at the beginning of the period   2,145,900   1,986,300
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $1,965,400  $2,359,400
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1998

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1998, are not necessarily indicative of the operating results for the year ending December 31, 1998.

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

Investments in debt securities are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximated fair value. All of these securities had maturities of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1997 statements in order to provide comparability with the 1998 statements. These reclassifications had no effect on net income or Partners' Capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1997, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, commencing with the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), Cash Flow (as defined in the Partnership Agreement), if any, is distributed 90% to the Limited Partners and 10% to the General Partner. For the three months ended March 31, 1998 and 1997, the General Partner was paid Cash Flow (as defined in the Partnership Agreement) of $12,900.

In accordance with the Partnership Agreement, Losses (exclusive of Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Losses from a Major Capital Event, including any provisions for value impairment, are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits (exclusive of Profits from a Major Capital Event) are allocated: first, in accordance with the ratio in which Cash Flow (as defined in the Partnership Agreement) was distributable among the Partners for such fiscal year, to the extent of such Cash Flow (as defined in the Partnership Agreement), provided, however, that if the Partnership makes no distributions of Cash Flow (as defined in the Partnership Agreement) for such fiscal year, then such Profits are allocated 1% to the General Partner and 99% to the Limited Partners as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited

Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement) and Sale or Refinancing Proceeds in payment of said cumulative return); and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. Notwithstanding anything to the contrary, the interest of the General Partner in each material item of Partnership income, gain, loss, deduction or credit will be equal to at least 1% of each such item at all times during the existence of the Partnership. For the three months ended March 31, 1998 and 1997, the General Partner was allocated Profits of $9,100 and $9,500, respectively.

Fees and reimbursements paid and (receivable)/payable by the Partnership
(from)/to Affiliates during the quarter ended March 31, 1998 were as follows:

                                                                (Receivable)
                                                         Paid     Payable
----------------------------------------------------------------------------
Property management and leasing fees                   $ 22,900   $(4,900)
Reimbursement of property insurance premiums, at cost     2,300      None
Legal                                                       200      None
Reimbursement of expenses, at cost:
 --Accounting                                              None     3,000
 --Investor communication                                  None       800
----------------------------------------------------------------------------
                                                       $ 25,400   $(1,100)
----------------------------------------------------------------------------

On-site property management for the Partnership's property is provided by an Affiliate of the General Partner for a fee equal to 3% of gross rents received by the property. The Affiliate is entitled to leasing fees equal to 3% of gross rents reduced by leasing fees, if any, paid to third parties.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1997 for a discussion of the Partnership's business.

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of its remaining property, 1800 Sherman Office Building ("1800 Sherman"), for the quarters ended March 31, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative
                     Operating Results
                        (a) For the
                      Quarters Ended
                     3/31/98  3/31/97
--------------------------------------
Rental revenues      $384,800 $383,800
--------------------------------------
Property net income  $ 82,500 $ 82,700
--------------------------------------
Average occupancy        100%      96%
--------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses.

Net income decreased by $3,700 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily the result of an increase in general and administrative expenses which was due to an increase in printing and mailing costs along with a decrease in interest earned on the Partnership's short-term investments.

Rental revenues increased by $1,000 or 0.3% for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase in base rental revenues, which is attributable to an increase in the average occupancy at 1800 Sherman, was almost entirely offset by a decrease in tenant expense reimbursements, which was due to an adjustment in the estimated amounts due from tenants.

Real estate tax expense increased by $3,900 for the three-month periods under comparison. The increase was primarily due to a higher estimated tax liability for the 1998 tax year.

Repairs and maintenance expenses increased by $3,900 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily due to an increase in cleaning costs.

Property operating expenses decreased by $6,600 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily due to a decrease in utility costs.

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

                                                         Comparative
                                                      Cash Flow Results
                                                      For the Quarters
                                                            Ended
                                                      3/31/98    3/31/97
--------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $ 155,700  $ 158,800
Items of reconciliation:
 Decrease in current assets                             27,700      2,000
 (Decrease) in current liabilities                    (241,200)  (155,000)
--------------------------------------------------------------------------
Net cash (used for) provided by operating activites  $ (57,800) $   5,800
--------------------------------------------------------------------------
Net cash provided by investing activities            $   6,300  $ 496,300
--------------------------------------------------------------------------
Net cash (used for) financing activities             $(129,000) $(129,000)
--------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $3,100 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 was primarily due to the decrease in net income, exclusive of depreciation and amortization, as previously discussed.

The decrease in the Partnership's cash position of $180,500 for the three months ended March 31, 1998 was primarily the result of cash being used for distributions to Partners, the payment of the Partnership's share of real estate taxes at 1800 Sherman and the reduction certain of the Partnership's trade payables and other liabilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net cash provided by (used for) operating activities changed from $5,800 for the three months ended March 31, 1997 to $(57,800) for the three months ended March 31, 1998. The change was primarily due to the timing of the payment of certain of the Partnership's expenses.

Net cash provided by investing activities decreased by $490,000 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 as a result of a reduction in the amount of maturities of investments in debt securities. During the quarter ended March 31, 1998, the Partnership made no expenditures for building and tenant improvements and leasing costs and has budgeted to spend approximately $250,000 during the remainder of 1998 for such items. Approximately one-half of the amount budgeted to be spent in 1998 relates to a midlease improvement allowance for one of 1800 Sherman's largest tenants. The General Partner believes these improvements and leasing costs are necessary in order to maintain occupancy in a very competitive market and to maximize rental rates charged to new and renewing tenants.

Net cash used for financing activities did not change for the three-month periods under comparison.


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

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to capital and tenant improvements and leasing costs necessary to be made to the Partnership's property until its disposition. As a result, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves approximated $26,600 for the three months ended March 31, 1998.

Distributions to Limited Partners for the quarter ended March 31, 1998 were declared in the amount of $116,200 or $0.80 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of 1800 Sherman as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves. Accordingly, there can be no assurance as to the amounts of future cash for distributions to Partners.

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

                          Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:
-----------------------------------------

         (a)  Exhibits: None

         (b)  Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended March 31, 1998.

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

Date: May 15, 1998                  By: /s/ DOUGLAS CROCKER II
      ------------                      --------------------------------------
                                            DOUGLAS CROCKER II
                                        President and Chief Executive Officer

Date: May 15, 1998                  By: /s/ NORMAN M. FIELD
      ------------                      --------------------------------------
                                            NORMAN M. FIELD
                                        Vice President - Finance and Treasurer