Form 10-Q
period 1998-06-30
FIRST CAPITAL GROWTH FUND-XIV
filed 1998-08-13
CIK 826745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended               June 30, 1998
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                         to
                                    -----------------------    -----------------

     Commission File Number                          0-17611
                            ----------------------------------------------------


      First Capital Growth Fund - XIV, A Real Estate Limited Partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Illinois                                                          36-3552804
-----------------------------                                -------------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization                             Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
--------------------------------------------------------     -------------------
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CAPTAL GROWTH FUND - XIV,
A REAL ESTATE LIMITED PARTNERSHIP
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                June 30,
                                                  1998      December 31,
                                               (Unaudited)      1997
------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $1,319,000    $1,319,000
 Building and improvements                      5,967,400     5,935,500
------------------------------------------------------------------------
                                                7,286,400     7,254,500
Accumulated depreciation and amortization      (1,622,200)   (1,490,400)
------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                 5,664,200     5,764,100
Cash and cash equivalents                       2,091,400     2,145,900
Investments in debt securities                    496,700       496,300
Rents receivable                                   35,000           700
Due from Affiliates, net                            5,700
Other assets                                       10,900        48,200
------------------------------------------------------------------------
                                               $8,303,900    $8,455,200
------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accrued real estate taxes                     $  541,200    $  530,600
 Distributions payable                            129,000       129,000
 Accounts payable and accrued expenses             51,600       137,400
 Due to Affiliates                                                  400
 Security deposits                                 39,700        39,700
 Other liabilities                                               45,100
------------------------------------------------------------------------
                                                  761,500       882,200
------------------------------------------------------------------------
Partners' capital:
 General Partner                                  147,300       150,300
 Limited Partners (145,182 Units issued and
  outstanding)                                  7,395,100     7,422,700
------------------------------------------------------------------------
                                                7,542,400     7,573,000
------------------------------------------------------------------------
                                               $8,303,900    $8,455,200
------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                              General    Limited
                                              Partner    Partners     Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1997            $154,700  $7,462,800  $7,617,500
Net income for the year ended
 December 31, 1997                              47,200     424,500     471,700
Distributions for the year ended
 December 31, 1997                             (51,600)   (464,600)   (516,200)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997           150,300   7,422,700   7,573,000
Net income for the six months ended June 30,
 1998                                           22,800     204,700     227,500
Distributions for the six months ended June
 30, 1998                                      (25,800)   (232,300)   (258,100)
-------------------------------------------------------------------------------
Partners' capital, June 30, 1998              $147,300  $7,395,100  $7,542,400
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL GROWTH FUND--XIV,
A REAL ESTATE LIMITED PARTNERSHIP
STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                              1998     1997
-----------------------------------------------------------------------------
Income:
 Rental                                                     $424,700 $393,400
 Interest                                                     33,900   31,800
-----------------------------------------------------------------------------
                                                             458,600  425,200
-----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                67,300   62,900
 Property operating:
  Affiliates                                                  25,400   21,900
  Nonaffiliates                                               39,100   31,500
 Real estate taxes                                           129,000  132,600
 Insurance--Affiliate                                          1,200    2,700
 Repairs and maintenance                                      41,600   39,000
 General and administrative:
  Affiliates                                                   2,400    5,000
  Nonaffiliates                                               16,300   14,600
-----------------------------------------------------------------------------
                                                             322,300  310,200
-----------------------------------------------------------------------------
Net income                                                  $136,300 $115,000
-----------------------------------------------------------------------------
Net income allocated to General Partner                     $ 13,700 $ 11,500
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $122,600 $103,500
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (145,182
 Units outstanding)                                         $   0.84 $   0.71
-----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                              1998     1997
-----------------------------------------------------------------------------
Income:
 Rental                                                     $809,500 $777,200
 Interest                                                     62,900   62,700
-----------------------------------------------------------------------------
                                                             872,400  839,900
-----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                               131,800  126,800
 Property operating:
  Affiliates                                                  47,300   47,000
  Nonaffiliates                                               73,900   69,700
 Real estate taxes                                           265,600  265,300
 Insurance--Affiliate                                          3,500    5,700
 Repairs and maintenance                                      83,900   77,400
 General and administrative:
  Affiliates                                                   5,800    7,900
  Nonaffiliates                                               33,100   30,200
-----------------------------------------------------------------------------
                                                             644,900  630,000
-----------------------------------------------------------------------------
Net income                                                  $227,500 $209,900
-----------------------------------------------------------------------------
Net income allocated to General Partner                     $ 22,800 $ 21,000
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $204,700 $188,900
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (145,182
 Units outstanding)                                         $   1.41 $   1.30
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1998        1997
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $  227,500  $  209,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              131,800     126,800
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable                   (34,300)      4,500
   Increase in due from Affiliates                            (6,100)     (2,500)
   Decrease in other assets                                   37,300       1,700
   Increase in accrued real estate taxes                      10,600      15,200
   (Decrease) in accounts payable and accrued expenses       (85,800)     (1,400)
   (Decrease) in other liabilities                           (45,100)    (48,700)
---------------------------------------------------------------------------------
    Net cash provided by operating activities                235,900     305,500
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                (31,900)    (21,900)
 (Increase) decrease in investments in debt securities          (400)    496,300
---------------------------------------------------------------------------------
    Net cash (used for) provided by investing activities     (32,300)    474,400
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                             (258,100)   (258,100)
 Increase in security deposits                                               200
---------------------------------------------------------------------------------
    Net cash (used for) financing activities                (258,100)   (257,900)
---------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents         (54,500)    522,000
Cash and cash equivalents at the beginning of the period   2,145,900   1,986,300
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $2,091,400  $2,508,300
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL GROWTH FUND - XIV, A REAL ESTATE LIMITED PARTNERSHIP NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1998

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

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

Investments in debt securities are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair value. All of these securities had maturities of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, commencing with the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), Cash Flow (as defined in the Partnership Agreement), if any, is distributed 90% to the Limited Partners and 10% to the General Partner. Distributions of Cash Flow (as defined in the Partnership Agreement) to the General Partner for the quarter and six months ended June 30, 1998 amounted to $12,900 and $25,800, respectively.

In accordance with the Partnership Agreement, Losses (exclusive of Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Losses from a Major Capital Event, including any provisions for value impairment, are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event; first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits (exclusive of Profits from a Major Capital Event) are allocated; first, in accordance with the ratio in which Cash Flow (as defined in the Partnership Agreement) was distributable among the Partners for such fiscal year, to the extent of such Cash Flow (as defined in the Partnership Agreement); provided, however, that if the Partnership makes no distributions of Cash Flow (as defined in the Partnership Agreement) for such fiscal year, then such Profits are allocated 1% to the General Partner and 99% to the Limited Partners as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event; first, to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited

Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement) and Sale or Refinancing Proceeds in payment of said cumulative return); and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. Notwithstanding anything to the contrary, the interest of the General Partner in each material item of Partnership income, gain, loss, deduction or credit will be equal to at least 1% of each such item at all times during the existence of the Partnership. For the quarter and six months ended June 30, 1998, the General Partner was allocated Profits of $13,700 and $22,800, respectively. For the quarter and six months ended June 30, 1997, the General Partner was allocated Profits of $11,500 and $21,000, respectively.

Fees and reimbursements paid and (receivable)/payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1998 were as follows:

                                                       Paid
                                                            Six   (Receivable)
                                                  Quarter Months    Payable
------------------------------------------------------------------------------
Property management and leasing fees              $26,200 $49,100   $(6,400)
Reimbursement of property insurance premiums, at
 cost                                               1,200   3,500      None
Legal                                                 700     900      None
Reimbursement of expenses, at cost:
 -- Accounting                                      3,600   3,600       500
 -- Investor communication                          1,800   1,800       200
------------------------------------------------------------------------------
                                                  $33,500 $58,900   $(5,700)
------------------------------------------------------------------------------

On-site property management for the Partnership's property is provided by an Affiliate of the General Partner for a fee equal to 3% of gross rents received by the property. The Affiliate is entitled to leasing fees equal to 3% of gross rents reduced by leasing fees, if any, paid to third parties.

3. SUBSEQUENT EVENT:

On August 6, 1998, the joint venture in which the Partnership owns a 50% interest consummated the sale of 1800 Sherman for a sale price of $15,050,000. The Partnership's share of Sale Proceeds from this transaction amounted to approximately $7,150,000, which is net of actual and estimated closing expenses. The Partnership will record a gain of approximately $1,500,000 for the nine months ended September 30, 1998 in connection with this transaction. In accordance with the contract to sell the property, the joint venture placed $500,000 of the proceeds from this transaction into an interest bearing escrow account for a nine-month period. The funds placed into escrow are intended to cover any potential claims asserted by the purchaser arising from the representations and warranties made by the joint venture. The Partnership will distribute $6,896,100 or $47.50 per Unit on November 30, 1998 to Holders of record as of August 6, 1998. Following this distribution, the General Partner will work towards wrapping up the Partnership's affairs. Upon completion, together with the release of the remaining funds held in escrow, the Partnership intends to make a liquidating distribution, less funds needed to cover any remaining or potential liabilities, during 1999.

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

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of its remaining property, 1800 Sherman Office Building ("1800 Sherman"), for the quarters and six months ended June 30, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                      Comparative Operating Results (a)
                          For the           For the
                      Quarters Ended   Six Months Ended
                     6/30/98  6/30/97  6/30/98  6/30/97
--------------------------------------------------------
Rental revenues      $424,700 $393,400 $809,500 $777,200
--------------------------------------------------------
Property net income  $120,800 $102,800 $203,300 $185,500
--------------------------------------------------------
Average occupancy        100%      96%     100%      96%
--------------------------------------------------------

(a) Excludes certain income and expense items, which are not directly related to individual property operating results such as interest income and general and administrative expenses.

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and six months ended June 30, 1998 and 1997.

Net income increased by $21,300 and $17,600 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The increases in net income were primarily the result of increases in rental revenues.

Rental revenues increased by $31,300 or 7.9% and $32,300 or 4.1% for the quarter and six months ended June 30, 1998 when compared to June 30, 1997, respectively. The increases were primarily the result of increases in base rental revenues, which were attributable to the increase in the average occupancy rate.

Real estate tax expense decreased by $3,600 the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997. The decrease was primarily due to a lower estimated tax liability. Real estate tax expense remained relatively unchanged for the six-month periods under comparison.

Repair and maintenance expenses increased by $2,600 and $6,500 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The increases were primarily due to increases in cleaning costs.

Property operating expenses increased by $11,100 and $4,500 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997. The increases were primarily due to increases in utility costs, which was primarily due to the increase in the average occupancy rate. Also contributing to the increases was an increase in security costs.

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

                                                  Comparative
                                               Cash Flow Results
                                           For the Six Months Ended
                                             6/30/98       6/30/97
----------------------------------------------------------------------
Cash Flow (as defined in the Partnership
 Agreement)                                $    359,300  $    336,700
Items of reconciliation:
 Decrease in current assets                       3,000         6,200
 (Decrease) in current liabilities             (126,400)      (37,400)
----------------------------------------------------------------------
Net cash provided by operating activites   $    235,900  $    305,500
----------------------------------------------------------------------
Net cash (used for) provided by investing
 activities                                $    (32,300) $    474,400
----------------------------------------------------------------------
Net cash (used for) financing activities   $   (258,100) $   (257,900)
----------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $22,600 for the six months ended June 30, 1998 when compared to the six months ended June 30,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1997 was primarily due to improved operating results, exclusive of depreciation and amortization, at 1800 Sherman.

The decrease in the Partnership's cash position of $54,500 was primarily the result of distributions paid to Partners and payments for capital and tenant improvements exceeding net cash provided by operating activities.

The decrease in net cash provided by operating activities of $69,600 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 was primarily the result of timing of certain Partnership expenses.

Net cash provided by (used for) investing activities changed from $474,400 for the six months ended June 30, 1997 to $(32,300) for the six months June 30, 1998. The change was primarily the result of the 1997 maturity of investments in debt securities. During the six months ended June 30, 1998, the Partnership spent $31,900 for building and tenant improvements and leasing costs and has projected to spend approximately $200,000 for the remainder of 1998. Over half of the amount projected to spent in 1998 relates to a midlease improvement allowance for one of 1800 Sherman's largest tenants. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy in a very competitive market and to maximize rental rates charged to new and renewing tenants.

Net cash used for financing activities did not materially change for the six-month periods under comparison.

The General Partner on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs are utilized. Each of these companies is financially responsible and have represented to management of the General Partner that they are taking appropriate steps for modifications needed to their respective systems to accommodate processing data by Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is currently not aware of any material contingencies related to this matter.

On August 6, 1998, the joint venture in which the Partnership has a 50% interest consummated the sale of 1800 Sherman. Proceeds from this transaction were approximately $7,150,000. The Partnership intends to make a distribution of $6,896,100 or $47.50 on November 30, 1998 to Limited Partners of record as of August 6, 1998 in connection with this transaction. In accordance with the contract to sell the property, the joint venture placed $500,000 of the proceeds from this transaction into an interest bearing escrow account for a nine-month period. The funds placed into escrow are intended to cover potential claims asserted by the purchaser arising from the representations and warranties made by the joint venture. The General Partner is working towards wrapping up the Partnership's affairs. Upon completion, together with the release of the remaining funds held in escrow, the Partnership intends to make a liquidating distribution, less any amounts needed to cover actual or potential liabilities, during 1999.

Distributions to Limited Partners for the quarter ended June 30, 1998 were declared in the amount of $116,100 or $0.80 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be less than such Limited Partners' original Capital Contribution.

                          PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:

     (a)  Exhibits: None

     (b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K during the quarter ended June 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FIRST CAPITAL GROWTH FUND - XIV,
                                   A REAL ESTATE LIMITED PARTNERSHIP

                                   By: FIRST CAPITAL FUND XIV, INC.
                                       GENERAL PARTNER

Date: August 14, 1998              By: /s/ DOUGLAS CROCKER II
      ---------------                  ----------------------------------------
                                           DOUGLAS CROCKER II
                                       President and Chief Executive Officer

Date: August 14, 1998              By: /s/  NORMAN M. FIELD
      ---------------                  ----------------------------------------
                                            NORMAN M. FIELD
                                       Vice President - Finance and Treasurer