Form 10-Q
period 1998-09-30
FIRST CAPITAL GROWTH FUND-XIV
filed 1998-11-12
CIK 826745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                        September 30, 1998
                                    --------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    ---------------------   --------------------

     Commission File Number                            0-17611
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

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of 1800 Sherman Office Building ("1800 Sherman"), which was sold on August 6, 1998, for the quarters and nine months ended September 30, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                       Comparative Operating Results (a)
                     For the Quarters  For the Nine Months
                           Ended              Ended
                     9/30/98  9/30/97  9/30/98   9/30/97
----------------------------------------------------------
Rental revenues      $162,100 $404,800 $971,600 $1,182,000
----------------------------------------------------------
Property net income  $237,000 $ 98,700 $440,300 $  284,200
----------------------------------------------------------

(a) Excludes certain income and expense items, which are not directly related to individual property operating results such as interest income and general and administrative expenses. The gain on sale of property recorded in 1998 has also been excluded.

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and nine months ended September 30, 1998 and 1997.

Net income increased by $1,817,400 and $1,835,000 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The increases in net income were primarily the result of the gain recorded on the sale of 1800 Sherman. In addition, the increases were due to increases in interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment.

The improvement in operating results at 1800 Sherman for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997 was primarily due to real estate taxes. In connection with the sale of 1800 Sherman, the purchaser assumed the responsibility for payment of all unbilled real estate taxes. The credit given and agreed to by the purchaser for the assumption of this obligation was significantly less than the amount accrued by the Partnership. Exclusive of real estate taxes, results for 1800 Sherman diminished due to absence of operating results subsequent to the August 6, 1998 sale.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives was to dispose of its property when market conditions allowed for the achievement of the maximum possible sales price. Notwithstanding the Partnership's intention relative to the sale of its property, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cash distributions to Partners exceed net income, such excess distributions are treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Cash Flow.

                                                  Comparative
                                               Cash Flow Results
                                           For the Nine Months Ended
                                              9/30/98       9/30/97
-----------------------------------------------------------------------
Cash Flow (as defined in the Partnership
 Agreement)                                $     691,400  $    515,400
Items of reconciliation:
 Decrease (increase) in current assets            31,100        (2,700)
 (Decrease) in current liabilities              (668,900)     (159,000)
-----------------------------------------------------------------------
Net cash provided by operating activities  $      53,600  $    353,700
-----------------------------------------------------------------------
Net cash provided by investing activities  $   3,781,100  $    471,400
-----------------------------------------------------------------------
Net cash (used for) financing activities   $    (426,900) $   (385,900)
-----------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) increased by $176,000 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The increase was primarily due to the favorable credit given to cover payment of real estate taxes, as previously discussed. Also contributing to the increase was the increase interest earned on the Partnership's short-term investments. The increase was partially offset by the partial absence of operating results due to the August 1998 sale of 1800 Sherman.

The increase in the Partnership's cash position of $3,407,800 was primarily the result of the receipt of proceeds from the sale of 1800 Sherman. The increase was partially offset by the Partnership utilizing a portion of the Sale Proceeds to make investments in debt securities. Liquid assets (including cash, cash equivalents and investments in debt securities) as of September 30, 1998 are comprised of Sale Proceeds to be distributed to Limited Partners and amounts held for working capital purposes.

The decrease in net cash provided by operating activities of $300,100 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 was primarily the result of the timing of the payment of real estate taxes. Real estate taxes were paid one year in arrears in two installments. The credit given to the purchaser for real estate taxes at the closing of 1800 Sherman accelerated payment and resulted in reduced cash from operating activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net cash provided by investing activities increased by $3,309,700 for the nine months ended September 30, 1998 when compared to the nine months September 30, 1997. The increase was primarily due to the 1998 receipt of proceeds from the sale of 1800 Sherman. The increase was partially offset by the effects of an increase in investments in debt securities. The investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for distribution to Partners. These investments are of investment grade and generally mature less than one year from their date of purchase.

The increase in net cash used for financing activities of $41,000 for the nine-month periods under comparison was primarily the result of the credit given to the buyer for assuming the obligation of security deposits in connection with the 1998 sale of 1800 Sherman.

On August 6, 1998, the joint venture in which the Partnership owns a 50% interest consummated the sale of 1800 Sherman. The Partnership's share of Sale Proceeds from this transaction was $7,280,000. The Partnership intends to make a distribution of $6,896,200 or $47.50 per Unit on November 30, 1998 to Limited Partners of record as of August 6, 1998 in connection with this transaction. In accordance with the contract to sell the property, the joint venture placed $500,000 of the proceeds from this transaction into an interest bearing account for a nine-month period. The funds placed into escrow are intended to cover potential claims asserted by the purchaser arising from the representations and warranties made by the joint venture. The General Partner is working towards wrapping up the Partnership's affairs. Upon completion, together with the release of the remaining funds held in escrow, the Partnership intends to make a liquidating distribution, less any amounts needed to cover wrap up expenses and actual and contingent liabilities, during 1999.

The Year 2000 problem is the result of the inability of existing computer programs to distinguish between a year beginning with "20" rather than "19". This is the result of computer programs using two rather than four digits to define an applicable year. If not corrected, any program having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be affected are accounts receivable, accounts payable, general ledger, cash management, investor services, computer hardware and telecommunications systems.

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. All of these service providers are providing these services for their own organizations as well as for their clients. The General Partner,on behalf of the Partnership, has been in close communication with each of these service providers regarding steps that they are taking to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on the results of these inquires, as well as a review of the disclosures by these service providers, the General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 issues.

The Partnership has not formulated a contingency plan. However, the General Partner believes that based on the status of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

Distributions to Limited Partners for the quarter ended September 30, 1998 were declared in the amount of $116,200 or $0.80 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter.

Based upon the current value of its assets, net of its outstanding liabilities, together with its expected operating results, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be less than such Limited Partners' original Capital Contribution.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL GROWTH FUND--XIV, A REAL ESTATE LIMITED PARTNERSHIP
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                               September 30,
                                                   1998      December 31,
                                                (Unaudited)      1997
-------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                           $             $1,319,000
 Building and improvements                                     5,935,500
-------------------------------------------------------------------------
                                                               7,254,500
Accumulated depreciation and amortization                     (1,490,400)
-------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                                5,764,100
Cash and cash equivalents                        5,553,700     2,145,900
Investments in debt securities                   3,698,100       496,300
Escrow deposit                                     250,000
Rents receivable                                     9,500           700
Other assets                                         8,300        48,200
-------------------------------------------------------------------------
                                                $9,519,600    $8,455,200
-------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accrued real estate taxes                      $             $  530,600
 Distributions payable                           7,025,200       129,000
 Accounts payable and accrued expenses              34,900       137,400
 Due to Affiliates                                   5,500           400
 Security deposits                                                39,700
 Other liabilities                                   4,200        45,100
-------------------------------------------------------------------------
                                                 7,069,800       882,200
-------------------------------------------------------------------------
Partners' capital:
 General Partner                                   181,600       150,300
 Limited Partners (145,182 Units issued and
  outstanding)                                   2,268,200     7,422,700
-------------------------------------------------------------------------
                                                 2,449,800     7,573,000
-------------------------------------------------------------------------
                                                $9,519,600    $8,455,200
-------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                         General    Limited
                                         Partner    Partners     Total
--------------------------------------------------------------------------
Partners' capital, January 1, 1997       $154,700  $7,462,800  $7,617,500
Net income for the year ended
 December 31, 1997                         47,200     424,500     471,700
Distributions for the year ended
 December 31, 1997                        (51,600)   (464,600)   (516,200)
--------------------------------------------------------------------------
Partners' capital, December 31, 1997      150,300   7,422,700   7,573,000
Net income for the nine months ended
 September 30, 1998                        70,000   2,090,200   2,160,200
Distributions for the nine months ended
 September 30, 1998                       (38,700) (7,244,700) (7,283,400)
--------------------------------------------------------------------------
Partners' capital, September 30, 1998    $181,600  $2,268,200  $2,449,800
--------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                        FIRST CAPITAL GROWTH FUND--XIV,
                       A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1998       1997
-----------------------------------------------------------------------
Income:
 Rental                                            $  162,100  $404,800
 Interest                                              90,900    35,100
 Gain on sale of property                           1,622,900
-----------------------------------------------------------------------
                                                    1,875,900   439,900
-----------------------------------------------------------------------
Expenses:
 Depreciation and amortization                         22,300    63,400
 Property operating:
  Affiliates                                            9,600    29,400
  Nonaffiliates                                        20,800    44,900
 Real estate taxes                                   (141,200)  132,700
 Insurance--Affiliate                                   1,300     2,800
 Repairs and maintenance                               13,600    33,200
 General and administrative:
  Affiliates                                            1,800     2,100
  Nonaffiliates                                        15,000    16,100
-----------------------------------------------------------------------
                                                      (56,800)  324,600
-----------------------------------------------------------------------
Net income                                         $1,932,700  $115,300
-----------------------------------------------------------------------
Net income allocated to General Partner            $   47,200  $ 11,500
-----------------------------------------------------------------------
Net income allocated to Limited Partners           $1,885,500  $103,800
-----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (145,182 Units outstanding)                       $    12.99  $   0.71
-----------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                      1998       1997
------------------------------------------------------------------------
Income:
 Rental                                            $  971,600 $1,182,000
 Interest                                             153,800     97,800
 Gain on sale of property                           1,622,900
------------------------------------------------------------------------
                                                    2,748,300  1,279,800
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        154,100    190,200
 Property operating:
  Affiliates                                           56,900     76,400
  Nonaffiliates                                        94,700    114,600
 Real estate taxes                                    124,400    398,000
 Insurance--Affiliate                                   4,800      8,500
 Repairs and maintenance                               97,500    110,600
 General and administrative:
  Affiliates                                            7,600     10,000
  Nonaffiliates                                        48,100     46,300
------------------------------------------------------------------------
                                                      588,100    954,600
------------------------------------------------------------------------
Net income                                         $2,160,200 $  325,200
------------------------------------------------------------------------
Net income allocated to General Partner            $   70,000 $   32,500
------------------------------------------------------------------------
Net income allocated to Limited Partners           $2,090,200 $  292,700
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (145,182 Units outstanding)                       $    14.40 $     2.02
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1998        1997
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $2,160,200  $  325,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           154,100     190,200
  Gain on sale of property                             (1,622,900)
  Changes in assets and liabilities:
   (Increase) in rents receivable                          (8,800)     (5,700)
   Decrease in other assets                                39,900       3,000
   (Decrease) in accrued real estate taxes               (530,600)   (112,100)
   (Decrease) in accounts payable and accrued expenses   (102,500)    (13,400)
   Increase (decrease) in due to Affiliates                 5,100      (2,500)
   (Decrease) in other liabilities                        (40,900)    (31,000)
------------------------------------------------------------------------------
    Net cash provided by operating activities              53,600     353,700
------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements             (47,100)    (24,900)
 (Increase) in escrow deposits                           (250,000)
 Proceeds received from sale of property                7,280,000
 (Increase) decrease in investments in debt securities (3,201,800)    496,300
------------------------------------------------------------------------------
    Net cash provided by investing activities           3,781,100     471,400
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (387,200)   (387,100)
 (Decrease) increase in security deposits                 (39,700)      1,200
------------------------------------------------------------------------------
    Net cash (used for) financing activities             (426,900)   (385,900)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents               3,407,800     439,200
Cash and cash equivalents at the beginning of the
 period                                                 2,145,900   1,986,300
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $5,553,700  $2,425,500
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1998

FIRST CAPITAL GROWTH FUND--XIV, A REAL ESTATE LIMITED PARTNERSHIP
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in 1800 Sherman Office Building and until its August 1998 sale was operated under the common control of the General Partner and an Affiliate of the General Partner. Accordingly, the Partnership's pro rata share of the venture's revenues; expenses, assets, liabilities and Partners' capital is included in the financial statements.

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

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from their respective accounts. Any gain is recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair value. All of these securities had maturities of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1997 financial statements in order to provide comparability with the 1998 financial statements. These reclassifications had no effect on net income or Partners' capital.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, commencing with the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), Cash Flow (as defined in the Partnership Agreement), if any, is distributed 90% to the Limited Partners and 10% to the General Partner. For the quarter and nine months ended September 30, 1998, the General Partner was entitled to a distribution of Cash Flow (as defined in the Partnership Agreement) of $12,900 and $38,700, respectively.

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

second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement) and Sale or Refinancing Proceeds in payment of said cumulative return); and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. Notwithstanding anything to the contrary, the interest of the General Partner in each material item of Partnership income, gain, loss, deduction or credit will be equal to at least 1% of each such item at all times during the existence of the Partnership. For the quarter and nine months ended September 30, 1998, the General Partner was allocated Profits of $47,200 and $70,000, respectively, both of which included a gain from the sale of property of $16,200.

Fees and reimbursements paid and (receivable)/payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1998 were as follows:

                                                       Paid
                                                           Nine   (Receivable)
                                                  Quarter Months    Payable
------------------------------------------------------------------------------
Property management and leasing fees              $ 9,300 $58,400   $(6,100)
Reimbursement of property insurance premiums, at
 cost                                               1,300   4,800      None
Legal                                              14,600  15,500    10,000
Reimbursement of expenses, at cost:
 --Accounting                                         900   4,500     1,000
 --Investor communication                           1,500   3,300       600
------------------------------------------------------------------------------
                                                  $27,600 $86,500   $ 5,500
------------------------------------------------------------------------------

On-site property management for the Partnership's property was provided by an Affiliate of the General Partner for fees ranging from 3% to 6% of gross rents received from the property.

3. PROPERTY SALE:

On August 6, 1998, the joint venture in which the Partnership owns a 50% interest consummated the sale of 1800 Sherman for a sale price of $15,050,000. The Partnership's share of Sale Proceeds from this transaction amounted to $7,280,000, which is net of actual and estimated closing expenses. The Partnership recorded a gain of $1,622,900 for the quarter ended September 30, 1998 in connection with this transaction. In accordance with the contract to sell the property, the joint venture placed $500,000 of the proceeds from this transaction into an interest bearing account for a nine-month period. The funds placed into escrow are intended to cover any potential claims asserted by the purchaser arising from the representations and warranties made by the joint venture. The Partnership will distribute $6,896,200 or $47.50 per Unit on November 30, 1998 to Holders of record as of August 6, 1998. Following this distribution, the General Partner will work towards wrapping up the Partnership's affairs. Upon completion, together with the release of the remaining funds held in escrow, the Partnership intends to make a liquidating distribution, less funds needed to cover wrap up expenses and remaining actual and contingent liabilities, during 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST CAPITAL GROWTH FUND - XIV,
                             A REAL ESTATE LIMITED PARTNERSHIP

                             By:  FIRST CAPITAL FUND XIV, INC.
                                  GENERAL PARTNER


Date:  November 13, 1998     By:  /s/  DOUGLAS CROCKER II
       -----------------          -----------------------
                                       DOUGLAS CROCKER II
                                  President and Chief Executive Officer


Date:  November 13, 1998     By:  /s/  NORMAN M. FIELD
       -----------------          --------------------
                                       NORMAN M. FIELD
                                  Vice President - Finance and Treasurer

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

     A report on Form 8-K was filed on August 21, 1998 reporting the sale of 1800 Sherman.