Form 10-K405
period 1998-12-31
FIRST CAPITAL GROWTH FUND-XIV
filed 1999-03-25
CIK 826745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended              December 31, 1998
                                    ------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

Commission File Number                               0-17611
                                     --------------------------------------


      First Capital Growth Fund - XIV, A Real Estate Limited Partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                             36-3552804
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois        60606-2607
--------------------------------------------------------    --------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (312) 207-0020
                                                            --------------------

Securities registered  pursuant to Section 12(b) of the Act:       NONE
                                                            --------------------

                                                            Limited Partnership
Securities registered pursuant to Section 12(g) of the Act: Assignee Units
                                                            --------------------

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

The Partnership was formed to invest on a leveraged basis in a diversified portfolio of primarily institutional-quality, income-producing real estate, such as shopping centers, office buildings, apartments, warehouses, manufactured housing or any one or more of these categories. In December 1988, the Partnership purchased a 25% interest in one joint venture which was formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property and in March 1991, the Partnership purchased a 50% interest in one joint venture which was formed with the same Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. These joint ventures, prior to dissolution, are operated under the common control of First Capital Fund - XIV, Inc. (the "General Partner") and an Affiliate. During 1993, the joint venture in which the Partnership had a 25% interest, surrendered title to its property to the mortgagee through foreclosure. During 1998, the Partnership sold its remaining property. The Partnership is addressing post-sale matters. Upon resolution of these matters, the Partnership will make a liquidating distribution to its Partners and dissolve.

ITEM 2.  PROPERTIES
-------  ----------

By December 31, 1998, the Partnership had sold or disposed of all of its real property investments.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its property were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1998. Ordinary routine legal matters incidental to the business which were not deemed material were pursued during the quarter ended December 31, 1998.

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

As of March 1, 1999, there were 1,276 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                     For the Years Ended December 31,
                          -------------------------------------------------------
                             1998       1997       1996       1995        1994
---------------------------------------------------------------------------------
Total revenues            $2,846,000 $1,713,200 $1,654,200 $1,663,200  $1,597,900
Net income (loss)         $2,240,700 $  471,700 $  428,900 $ (856,800) $  410,400
Net income (loss)
 allocated to Limited
 Partners (a)             $2,154,000 $  424,500 $  386,000 $ (865,800) $  376,100
Net income (loss)
 allocated to Limited
 Partners per Unit
 (145,182 Units
 outstanding)             $    14.84 $     2.92 $     2.66 $    (5.96) $     2.59
Total assets              $2,566,700 $8,455,200 $8,426,500 $8,535,600  $9,774,200
Distributions to Limited
 Partners per Unit
 (145,182 Units
 outstanding) (a)         $    50.70 $     3.20 $     3.20 $     3.00  $     2.08
Return of capital to
 Limited Partners per
 Unit (145,182 Unites
 outstanding) (b)         $    35.86 $     0.28 $     0.54 $     3.00        None
OTHER DATA:
 Investment in
 commercial rental
 properties (net of
 accumulated
 depreciation and
 amortization)                  None $5,764,100 $5,923,200 $6,138,800  $7,422,300
Number of real property
 interests owned at
 December 31                    None          1          1          1           1
---------------------------------------------------------------------------------

(a) Distributions to Limited Partners per Unit includes $47.50 per Unit of Sales Proceeds in 1998.
(b) For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income allocated to Limited Partners for the respective year or, 2) total distributions to Limited Partners, if any, when the Limited Partners are allocated a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                   For the Years Ended December 31,
                          -------------------------------------------------------
                             1998        1997       1996       1995       1994
----------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $   767,900  $ 724,100  $ 679,400  $ 600,200  $ 645,800
Items of reconciliation:
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets              41,600    (28,200)    11,300     17,900     30,400
  (Decrease) increase in
   current liabilities       (681,700)    72,000    (30,200)    72,200   (202,100)
----------------------------------------------------------------------------------
Net cash provided by
 operating activities     $   127,800  $ 767,900  $ 660,500  $ 690,300  $ 474,100
----------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 5,779,200  $ (93,300) $(531,200) $(173,500) $(190,700)
----------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(7,452,000) $(515,000) $(507,800) $(454,000) $(251,000)
----------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-6 in this report.

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

The Partnership commenced the Offering of Units on December 8, 1988 and began operations on February 1, 1989 after reaching the required minimum subscription level. On September 28, 1990, the Offering was terminated upon the sale of 145,182 units. In July 1989, the Partnership purchased a 25% interest in a joint venture, which was formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property, which was disposed of in 1993. In March 1991, the Partnership purchased a 50% interest in a joint venture, which was formed with the same Affiliated partnership for the purpose of acquiring a 100% interest in certain real property ("1800 Sherman"), which was sold during 1998.

Operations

Comparison of the year ended December 31, 1998 to the year ended December 31,
1997
Net income increased by $1,769,000 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily the result of the gain recorded on the sale of 1800 Sherman and an increase in interest earned on the Partnership's short-term investments. In addition, the increase was due to a decrease in real estate taxes at 1800 Sherman. This decrease occurred when the purchaser of 1800 Sherman assumed the responsibility for payment of all unbilled real estate taxes. The credit given to the purchaser for the assumption of this obligation was significantly less than the amount accrued by the Partnership. Exclusive of real estate taxes, operating results for 1800 Sherman diminished due to the absence of operating results following its August 6, 1998 sale.

Rental revenues decreased by $604,100 or 38.3% for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to the sale of 1800 Sherman in August 1998.

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

Real estate tax expense increased by $60,700 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily the result of an adjustment made in 1996 for a reduction in 1996 taxes due to the successful appeal of the 1995 tax liability. Also contributing to the increase was an increase in the estimated 1997 real estate tax liability.

Repair and maintenance expenses decreased by $28,700 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to reduced cleaning costs, resulting from a change in the day porter, and a decrease in electrical repairs.

Property operating expenses decreased by $10,100 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to a 1997 increase in commissions paid to third party brokers in connection with the leasing of 1800 Sherman. These expenses are capitalized and amortized over the life of their respective leases and pursuant to the management agreement reduce total fees paid to the property management company.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protected the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: (1) annual rent increases based on the Consumer Price Index or graduated rental increases; (2) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

Liquidity and Capital Resources
One of the Partnership's objectives is to dispose of its property when market conditions allow for the achievement of the maximum possible sales price. Notwithstanding the Partnership's objective relative to the sale of its property, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as determined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

The increase in Cash Flow (as defined in the Partnership Agreement) of $43,800 for the year ended December 31, 1998 when compared to the year ended December 31, 1997 was primarily due to the amount of credit given to the purchaser of 1800 Sherman to assume responsibility for real estate taxes, as previously discussed. Also contributing to the increase was an increase in interest earned on the Partnership's short-term investments. The increase was partially offset by the partial absence of operating results due to the August 1998 sale of 1800 Sherman.

The decrease in the Partnership's cash position of $1,545,000 was primarily the result of increases in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

investments in debt securities and escrow deposits, as further discussed below.

Net cash provided by operating activities decreased by $640,100 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to the timing of the payment of real estate taxes. Historically, real estate taxes were paid one year in arrears in two installments. The credit given to the purchaser for real estate taxes at the closing of the sale of 1800 Sherman, accelerated payment and resulted in reduced cash from operating activities. Also contributing to the decrease was the partial absence of operating results from 1800 Sherman, due to its August 1998 sale.

Net cash (used for) provided by investing activities changed from $(93,300) for the year ended December 31, 1997 to $5,779,200 for the year ended December 31, 1998. The change was primarily the result of the 1998 receipt of proceeds from the sale of 1800 Sherman. The change was partially offset by an increase in investment in debt securities. The investments in debt securities are a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for distribution to Partners. These investments are of investment-grade and mature less than one year from their date of purchase. The change was also partially offset by the increase in escrow deposits, as further discussed below.

Net cash used for financing activities increased by $6,937,000 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily the result of the 1998 special distribution of the proceeds from the sale of 1800 Sherman.

On August 6, 1998, the joint venture in which the Partnership owned a 50% interest consummated the sale of 1800 Sherman. The Partnership's share of proceeds from this transaction was $7,284,000. The Partnership made a distribution of $6,896,200 or $47.50 per Unit on November 30, 1998 to Limited Partners of record as of August 6, 1998 in connection with this transaction. In accordance with the contract to sell the property, the joint venture placed $500,000 of the proceeds from this transaction into an interest bearing escrow account for a nine-month period. The funds placed into escrow are intended to cover potential claims asserted by the purchaser arising from the representations and warranties made by the joint venture.

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

The Partnership has engaged affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. All of these service providers are providing these services for their own organizations as well as for their clients. The General Partner, on behalf of the Partnership, has been in close communication with each of these service providers regarding steps that they are taking to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on the results of these inquiries, as well as a review of the disclosures by these service providers, the General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 problems.

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

Distributions to Limited Partners for the quarter ended December 31, 1998, were declared in the amount of $116,200 or $0.80 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter.

Based upon the current estimated value of its remaining assets, net of its outstanding liabilities, together with its expected operating results and post closing dissolution expenses, the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be less than such Limited Partners' Original Capital Contributions.

As disclosed above, the Partnership sold its remaining interest in a property in August 1998. The General Partner has initiated the process of wrapping up the affairs of the Partnership. This process includes the resolution of all post sale matters including the release of funds held in escrow (scheduled to be released in May 1999). Following the February 28, 1999 distribution, the Partnership expects that no further quarterly distributions will be made. Upon resolution of the post sale matters, the Partnership will pay a liquidating distribution to Partners of the remaining assets in the Partnership, less amounts reserved for existing liabilities, administrative expenses and amounts deemed necessary for contingencies and other post closing matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a) & (e)  DIRECTORS
           ---------

  The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 1999, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1999.


       Name                                                Office
       ----                                                ------

  Douglas Crocker II.................................     Director
  Sheli Z. Rosenberg.................................     Director

  Douglas Crocker II, 58, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas, Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

  Sheli Z. Rosenberg, 57, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, LLC ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust, Inc., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc. and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates from 1980 to September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(b) & (e)  EXECUTIVE OFFICERS
           ------------------


  The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 1999 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.


       Name                                          Office
       ----                                          ------

  Douglas Crocker II.................President and Chief Executive Officer

  Donald J. Liebentritt..............Vice President

  Norman M. Field....................Vice President - Finance and Treasurer


  PRESIDENT AND CEO- See Table of Directors above.

  Donald J. Liebentritt, 48, has been Vice President of the General Partner since July 1997 and is Chief Operating Officer and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

  Norman M. Field, 50, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and July 1997 to the present. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995.


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

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a, b, c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct compensation from the Partnership during the year ended December 31, 1998. Affiliates of the General Partner do compensate directors and officers of the General Partner.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1999, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 145,182 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1999, the executive officers and directors of the General Partner did not own any Units.

(c) None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Affiliates of the General Partner provided leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from a property being managed where the General Partner or its Affiliates provide leasing, re-leasing and leasing-related services, or 3% of gross receipts where the General Partner or its Affiliates do not perform leasing, re-leasing and leasing-related services. Affiliates were entitled to property management and supervisory fees of $52,300 during 1998. In addition, other Affiliates of the General Partner were entitled to fees and compensation of $17,100 for insurance and personnel services for 1998. In accordance with the Partnership Agreement, these services were provided at a price which did not exceed the lesser of the cost of such services to the General Partner or its Affiliates or 90% of the competitive price which would be charged by non-affiliated persons rendering similar services in the same or comparable geographic location. As of December 31, 1998, fees and reimbursements of $4,500 net, were due from Affiliates.

    In accordance with the Partnership Agreement, commencing with the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), Cash Flow (as defined in the Partnership Agreement), if any, is distributed 90% to the Limited Partners and 10% to the General Partner. For the year ended December 31, 1998, the General Partner was paid $51,600 of Cash Flow (as defined in the Partnership Agreement).

    In accordance with the Partnership Agreement, Losses (exclusive of Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Losses from a Major Capital Event, including any provisions for value impairment, are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits (exclusive of Profits from a Major Capital Event) are allocated: first, in accordance with the ratio in which Cash Flow (as defined in the Partnership Agreement) was distributable among the Partners for such fiscal year, to the extent of such Cash Flow (as defined in the Partnership Agreement), provided, however, that if the Partnership makes no distributions of Cash Flow (as defined in the Partnership Agreement) for such fiscal year, then such Profits are allocated 1% to the General Partner and 99% to the Limited Partners as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement) and Sale or Refinancing Proceeds in payment of said cumulative return); and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. Notwithstanding anything to the contrary, the interest of the General Partner in each material item of Partnership income, gain, loss, deduction or credit will be equal to at least 1% of each such item at all times during the existence of the Partnership. For the year ended December 31, 1998, the General Partner was allocated Profits of $86,700, which included $25,300 in Profits from the sale of 1800 Sherman.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President, is a Principal and Chairman of the Board of Rosenberg. For the year ended December 31, 1998, Rosenberg was entitled to $20,900 for legal fees from the Partnership. As of December 31, 1998, all fees due to Rosenberg have been paid. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------


(a, c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1998.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST CAPITAL GROWTH FUND - XIV,
                           A REAL ESTATE LIMITED PARTNERSHIP

                           BY:  FIRST CAPITAL FUND - XIV, INC.
                                GENERAL PARTNER

Dated: March 26, 1999      By:  /s/ DOUGLAS CROCKER II
       --------------           --------------------------
                                    DOUGLAS CROCKER II
                                President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ DOUGLAS CROCKER II     March 26, 1999  President, Chief Executive Officer
-------------------------  --------------  and Director of the General Partner
    DOUGLAS CROCKER II


/s/ SHELI Z. ROSENBERG     March 26, 1999  Director of the General Partner
-------------------------  --------------
    SHELI Z. ROSENBERG

/s/ DONALD J. LIEBENTRITT  March 26, 1999  Vice President
-------------------------  --------------
    DONALD J. LIEBENTRITT

/s/ NORMAN M. FIELD        March 26, 1999  Vice President
-------------------------  --------------  Finance and Treasurer
    NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                      Pages
                                                                   ----------

Report of Independent Auditors                                         A-2

Balance Sheets as of December 31, 1998 and 1997                        A-3

Statements of Partners' Capital for the Years
 Ended December 31, 1998, 1997 and 1996                                A-3


Statements of Income and Expenses for the Years
 Ended December 31, 1998, 1997 and 1996                                A-4


Statements of Cash Flows for the Years
 Ended December 31, 1998, 1997 and 1996                                A-4


Notes to Financial Statements                                      A-5 to A-6

SCHEDULES FILED AS PART OF THIS REPORT

All schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

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

EXHIBIT (10)  Material Contracts.

Real Estate and Sale Agreement and Closing Documents regarding the sale of 1800 Sherman filed as an exhibit to the Partnership's Report on form 8-K filed on August 21, 1998 is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders.

The 1997 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule.

                         REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Growth Fund - XIV,
A Real Estate Limited Partnership
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Growth Fund - XIV, A Real Estate Limited Partnership as of December 31, 1998 and 1997, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Growth Fund - XIV, A Real Estate Limited Partnership at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                  Ernst & Young LLP


Chicago, Illinois
February 26, 1999

BALANCE SHEETS
December 31, 1998 and 1997
(All dollars rounded to nearest 00s)

                                                            1998       1997
-------------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                                    $          $1,319,000
 Building and improvements                                           5,935,500
-------------------------------------------------------------------------------
                                                                     7,254,500
 Accumulated depreciation and amortization                          (1,490,400)
-------------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                                      5,764,100
Cash and cash equivalents                                   600,900  2,145,900
Investments in debt securities                            1,699,300    496,300
Escrow deposit                                              254,700
Due from affiliates                                           4,500
Rents receivable                                                           700
Other assets                                                  7,300     48,200
-------------------------------------------------------------------------------
                                                         $2,566,700 $8,455,200
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Distributions payable                                   $  129,000 $  129,000
 Accounts payable and accrued expenses                       36,300    137,400
 Accrued real estate taxes                                             530,600
 Due to Affiliates                                                         400
 Prepaid rent                                                           41,800
 Security deposits                                                      39,700
 Other liabilities                                                       3,300
-------------------------------------------------------------------------------
                                                            165,300    882,200
-------------------------------------------------------------------------------
Partners' capital:
 General Partner                                            185,400    150,300
 Limited Partners (145,182 Units issued and outstanding)  2,216,000  7,422,700
-------------------------------------------------------------------------------
                                                          2,401,400  7,573,000
-------------------------------------------------------------------------------
                                                         $2,566,700 $8,455,200
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                            General    Limited
                                            Partner    Partners     Total
-----------------------------------------------------------------------------
Partners' capital, January 1, 1996          $163,400  $7,541,400  $7,704,800
Net income for the year ended December 31,
 1996                                         42,900     386,000     428,900
Distributions for the year ended December
 31, 1996                                    (51,600)   (464,600)   (516,200)
-----------------------------------------------------------------------------
Partners' capital, December 31, 1996         154,700   7,462,800   7,617,500
Net income for the year ended December 31,
 1997                                         47,200     424,500     471,700
Distributions for the year ended December
 31, 1997                                    (51,600)   (464,600)   (516,200)
-----------------------------------------------------------------------------
Partners' capital, December 31, 1997         150,300   7,422,700   7,573,000
Net income for the year ended December 31,
 1998                                         86,700   2,154,000   2,240,700
Distributions for the year ended December
 31, 1998                                    (51,600) (7,360,700) (7,412,300)
-----------------------------------------------------------------------------
Partners' capital, December 31, 1998        $185,400  $2,216,000  $2,401,400
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s except per Unit amounts)

                                                 1998       1997       1996
------------------------------------------------------------------------------
Income:
 Rental                                       $  973,800 $1,577,900 $1,533,100
 Interest                                        245,300    135,300    121,100
 Gain on sale of property                      1,626,900
------------------------------------------------------------------------------
                                               2,846,000  1,713,200  1,654,200
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                   154,100    252,400    250,500
 Property operating:
  Affiliates                                      53,100    100,900     98,600
  Nonaffiliates                                   99,000    139,000    151,400
 Real estate taxes                               124,400    525,500    464,800
 Insurance--Affiliate                              4,000     11,400     12,700
 Repairs and maintenance                          98,000    147,200    175,900
 General and administrative:
  Affiliates                                      13,300     13,600     19,000
  Nonaffiliates                                   59,400     51,500     52,400
------------------------------------------------------------------------------
                                                 605,300  1,241,500  1,225,300
------------------------------------------------------------------------------
Net income                                    $2,240,700 $  471,700 $  428,900
------------------------------------------------------------------------------
Net income allocated to General Partner       $   86,700 $   47,200 $   42,900
------------------------------------------------------------------------------
Net income allocated to Limited Partner       $2,154,000 $  424,500 $  386,000
------------------------------------------------------------------------------
Net income allocated to Limited Partners per
 Unit (145,182 Units outstanding)             $    14.84 $     2.92 $     2.66
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                                1998         1997        1996
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                  $ 2,240,700  $  471,700  $  428,900
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                  154,100     252,400     250,500
  Gain on sale of property                    (1,626,900)
  Changes in assets and liabilities:
   Decrease in rents receivable                      700       3,800       1,500
   Decrease (increase) in other assets            40,900     (32,000)      9,800
   (Decrease) increase in accrued real
    estate taxes                                (530,600)     15,400     (35,300)
   (Decrease) increase in accounts payable
    and accrued expenses                        (101,100)     70,700     (30,600)
   (Decrease) increase in due to Affiliates       (4,900)     (6,600)      2,800
   (Decrease) increase in prepaid rent           (41,800)     23,600      18,200
   (Decrease) increase in other liabilities       (3,300)    (31,100)     14,700
---------------------------------------------------------------------------------
    Net cash provided by operating
     activities                                  127,800     767,900     660,500
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant
  improvements                                   (47,100)    (93,300)    (34,900)
 (Increase) in escrow deposits                  (254,700)
 Proceeds from sale of property                7,284,000
 (Increase) in investments in debt
  securities, net                             (1,203,000)               (496,300)
---------------------------------------------------------------------------------
    Net cash provided by (used for)
     investing activities                      5,779,200     (93,300)   (531,200)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners               (7,412,300)   (516,200)   (508,200)
 (Decrease) increase in security deposits        (39,700)      1,200         400
---------------------------------------------------------------------------------
    Net cash (used for) financing activities  (7,452,000)   (515,000)   (507,800)
---------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                  (1,545,000)    159,600    (378,500)
Cash and cash equivalents at the beginning
 of the year                                   2,145,900   1,986,300   2,364,800
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the
 year                                        $   600,900  $2,145,900  $1,986,300
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 1998

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

The Partnership has disposed of its real estate properties. Upon resolution of post closing matters related to the sale of the Partnership's final property including the release of the funds held in escrow, the Partnership will make a liquidating distribution and dissolve.

In 1998, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters relating to the property sold by the Partnership. The adoption of Statement 131 did not affect the results of operations or financial position.

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

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their individual tax returns; accordingly, no provision for federal income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the individual Partners; accordingly, disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

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

Investments in debt securities are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables, escrow deposits and trade liabilities. The fair value of financial instruments, including cash and cash equivalents, included in the financial statements, was not materially different from their carrying values at December 31, 1998 and 1997.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, commencing with the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), Cash Flow (as defined in the Partnership Agreement), if any, is distributed

90% to the Limited Partners and 10% to the General Partner. For each of the years ended December 31, 1998, 1997 and 1996, the General Partner was paid Cash Flow (as defined in the Partnership Agreement) of $51,600.

In accordance with the Partnership Agreement, Losses (exclusive of Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Losses from a Major Capital Event, including any provisions for value impairment, are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits (exclusive of Profits from a Major Capital Event) are allocated: first, in accordance with the ratio in which Cash Flow (as defined in the Partnership Agreement) was distributable among the Partners for such fiscal year, to the extent of such Cash Flow (as defined in the Partnership Agreement), provided, however, that if the Partnership makes no distributions of Cash Flow (as defined in the Partnership Agreement) for such fiscal year, then such Profits are allocated 1% to the General Partner and 99% to the Limited Partners as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement) and Sale or Refinancing Proceeds in payment of said cumulative return); and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. Notwithstanding anything to the contrary, the interest of the General Partner in each material item of Partnership income, gain, loss, deduction or credit will be equal to at least 1% of each such item at all times during the existence of the Partnership. For the year ended December 31, 1998 the General Partner was allocated Profits of $86,700, which included $25,300 from the sale of 1800 Sherman. For the years ended December 31, 1997 and 1996, the General Partner was allocated Profits of $47,200 and $42,900, respectively.

Fees and reimbursements paid and payable/(receivable) by the Partnership to Affiliates were as follows:

                                    For the Years Ended December 31,
                            --------------------------------------------------
                                 1998              1997             1996
                            ---------------  ---------------- ----------------
                             Paid   Payable    Paid   Payable   Paid   Payable
------------------------------------------------------------------------------
Property management and
 leasing fees               $58,400 $(6,100) $107,200  None   $ 92,200 $5,500
Reimbursement of property
 insurance premiums           4,000    None    11,400  None     12,700   None
Legal                        20,900    None     4,300  None      2,100   None
Reimbursement of expenses,
 at cost:
 --Accounting                 6,300     700     8,400  $300     12,900  1,200
 --Investor communication     5,600     900     5,000   100      7,600    300
------------------------------------------------------------------------------
                            $95,200 $(4,500) $136,300  $400   $127,500 $7,000
------------------------------------------------------------------------------

The variance between amounts listed in this table and the Statement of Income and Expenses are due to capitalized legal costs.

On-site property management for the Partnership's property was provided by an Affiliate of the General Partner for a fee equal to 3% of gross rents received from the property. The Affiliate was entitled to leasing fees equal to 3% of gross rents received less leasing fees, if any, paid to third parties.

3. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. The results for financial statement purposes will differ from the results for income tax reporting purposes due to the use of differing depreciation lives and methods, the recognition of rents paid in advance as taxable income and the amount recognized as gain on sale of property. For the years ended December 31, 1998, 1997 and 1996, net income for tax reporting purposes was $719,600, $552,400 and $501,300, respectively.

4. PROPERTY SALE:

On August 6, 1998, the joint venture in which the Partnership owned a 50% interest, consummated the sale of 1800 Sherman for a sale price of $15,050,000. The Partnership's share of Sale Proceeds from this transaction amounted to $7,284,000, which was net of closing expenses. The Partnership recorded a gain of $1,626,900 for the year ended December 31, 1998 in connection with this transaction. In accordance with the contract to sell the property, the joint venture placed $500,000 of the proceeds from this transaction into an interest bearing account for a nine-month period. The funds placed into escrow are intended to cover any potential claims asserted by the purchaser arising from representations and warranties made by the joint venture. The Partnership distributed $6,896,200 or $47.50 per Unit on November 30, 1998 to Limited Partners of record as of August 6, 1998. For income tax reporting purposes, the Partnership recognized a gain of $216,700 for the year ended December 31, 1998. The General Partner is currently working towards wrapping up the Partnership's affairs. Upon completion, including the release of the remaining funds held in escrow, the Partnership intends to made a liquidating distribution during 1999, less funds needed to cover wrap up expenses and remaining actual and contingent liabilities.

6