Form 10-Q
period 1999-03-31
FIRST CAPITAL GROWTH FUND-XIV
filed 1999-05-12
CIK 826745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                        March 31, 1999
                           ---------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                       to
                                   ---------------------    -------------------

 Commission File Number                             0-17611
                          -----------------------------------------------------


      First Capital Growth Fund - XIV, A Real Estate Limited Partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Illinois                                       36-3552804
-------------------------------                     ----------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois        60606-2607
--------------------------------------------------------      ----------------
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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                             March 31,
                                               1999     December 31,
                                            (Unaudited)     1998
--------------------------------------------------------------------
ASSETS
Cash and cash equivalents                    2,171,100      600,900
Investments in debt securities                            1,699,300
Escrow deposit                                 257,600      254,700
Due from Affiliates, net                         5,400        4,500
Other assets                                       500        7,300
--------------------------------------------------------------------
                                            $2,434,600   $2,566,700
--------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Distributions payable                                      129,000
 Accounts payable and accrued expenses          29,400       36,300
--------------------------------------------------------------------
                                                29,400      165,300
--------------------------------------------------------------------
Partners' capital:
 General Partner                               185,800      185,400
 Limited Partners (145,182 Units issued and
  outstanding)                               2,219,400    2,216,000
--------------------------------------------------------------------
                                             2,405,200    2,401,400
--------------------------------------------------------------------
                                            $2,434,600   $2,566,700
--------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                            General    Limited
                                            Partner    Partners     Total
-----------------------------------------------------------------------------
Partners' capital, January 1, 1998          $150,300  $7,422,700  $7,573,000
Net income for the year ended December 31,
 1998                                         86,700   2,154,000   2,240,700
Distributions for the year ended
 December 31, 1998                           (51,600) (7,360,700) (7,412,300)
-----------------------------------------------------------------------------
Partners' capital, December 31, 1998         185,400   2,216,000   2,401,400
Net income for the quarter ended March 31,
 1999                                            400       3,400       3,800
-----------------------------------------------------------------------------
Partners' capital, March 31, 1999           $185,800  $2,219,400  $2,405,200
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             1999     1998
----------------------------------------------------------------------------
Income:
 Rental                                                     $       $384,800
 Interest                                                    27,700   29,000
----------------------------------------------------------------------------
                                                             27,700  413,800
----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                        64,500
 Property operating:
  Affiliates                                                          21,900
  Nonaffiliates                                                       34,800
 Real estate taxes                                                   136,600
 Insurance--Affiliate                                                  2,300
 Repairs and maintenance                                              42,300
 General and administrative:
  Affiliates                                                  2,700    3,400
  Nonaffiliates                                              21,200   16,800
----------------------------------------------------------------------------
                                                             23,900  322,600
----------------------------------------------------------------------------
Net income                                                  $ 3,800 $ 91,200
----------------------------------------------------------------------------
Net income allocated to General Partner                     $   400 $  9,100
----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $ 3,400 $ 82,100
----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (145,182
 Units outstanding)                                         $  0.02 $   0.57
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1999        1998
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $    3,800  $   91,200
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                                           64,500
  Changes in assets and liabilities:
   (Increase) in rents receivable                                        (10,900)
   Decrease in other assets                                    6,800      38,600
   (Increase) in due from Affiliates, net                       (900)     (1,500)
   (Decrease) in accrued real estate taxes                              (118,400)
   (Decrease) in accounts payable and accrued expenses        (6,900)    (76,200)
   (Decrease) in other liabilities                                       (45,100)
---------------------------------------------------------------------------------
    Net cash provided by (used for) operating activities       2,800     (57,800)
---------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in escrow deposits                                (2,900)
 Decrease in investments in debt securities                1,699,300       6,300
---------------------------------------------------------------------------------
    Net cash provided by investing activities              1,696,400       6,300
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                             (129,000)   (129,000)
---------------------------------------------------------------------------------
    Net cash (used for) financing activities                (129,000)   (129,000)
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       1,570,200    (180,500)
Cash and cash equivalents at the beginning of the period     600,900   2,145,900
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $2,171,100  $1,965,400
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1999

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

ACCOUNTING POLICIES:
The Partnership has disposed of its real estate properties. Upon resolution of post closing matters related to the sale of the Partnership's final property, including the release of the funds held in escrow, the Partnership will make a liquidating distribution and dissolve.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

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

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to the property sold by the Partnership.

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

Reference is made to the Partnership's annual report for the year ended December 31, 1998, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, commencing with the fiscal quarter in which the Minimum Subscription Closing Date occurred (the quarter ended March 31, 1989), Cash Flow (as defined in the Partnership Agreement), if any, is distributed 90% to the Limited Partners and 10% to the General Partner. There were no declared distributions of Cash Flow (as defined in the Partnership Agreement) for the three months ended March 31, 1999. For the three months ended March 31, 1998 the General Partner was paid Cash Flow (as defined in the Partnership Agreement) of $12,900.

In accordance with the Partnership Agreement, Losses (exclusive of Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Losses from a Major Capital Event, including any provisions for value impairment, are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits (exclusive of Profits from a Major Capital Event) are allocated: first, in accordance with the ratio in which Cash Flow (as defined in the Partnership Agreement) was distributable among the Partners for such fiscal year, to the extent of such Cash Flow (as defined in the Partnership Agreement), provided, however, that if the Partnership makes no distributions of Cash Flow (as defined in the Partnership Agreement) for such fiscal year, then such Profits are allocated 1% to the General Partner and 99% to the Limited Partners as a group; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Profits from a Major Capital Event are allocated prior to giving effect to any distribution of Sale or Refinancing Proceeds from such Major Capital Event: first, to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner; third, in proportion to and to the extent of the amounts, if any, necessary to make the positive balance in the Capital Account of each Limited Partner equal to the Capital Investment of such Limited Partner, plus an amount equal to a cumulative, simple return of 6% per annum on the Capital Investment from time to time of such Limited Partner from the date on which the investment in the Partnership was made (less amounts previously returned by way of Cash Flow (as defined in the Partnership Agreement) and Sale or Refinancing Proceeds in payment of said cumulative return); and fourth, any remaining Profits are allocated 17% to the General Partner and 83% to the Limited Partners as a group. Notwithstanding anything to the contrary, the interest of the General Partner in each material item of Partnership income, gain, loss, deduction or credit will be equal to at least 1% of each such item at all times during the existence of the Partnership. For the three months ended March 31, 1999 and 1998, the General Partner was allocated Profits of $400 and $9,100, respectively.

Fees and reimbursements paid and (receivable)/payable by the Partnership
(from)/to Affiliates during the quarter ended March 31, 1999 were as follows:

                                             (Receivable)
                                       Paid    Payable
---------------------------------------------------------
Property management and leasing fees    None   $(6,100)
Legal                                 $  300      None
Reimbursement of expenses, at cost:
 --Accounting                          1,900       500
 --Investor communication              1,500       200
---------------------------------------------------------
                                      $3,700   $(5,400)
---------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1998 for a discussion of the Partnership's business.

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

The Partnership has substantially completed the disposition phase of its life cycle, having sold its last remaining property in 1998.

OPERATIONS
Net income decreased by $87,400 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The decrease was primarily the result of the effects of the 1998 sale of the Partnership's remaining property investment, 1800 Sherman Office Building ("1800 Sherman").

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $1,570,200 for the three months ended March 31, 1999 was primarily the result of the maturity of the Partnership's investment in debt securities. The increase was partially offset by the payment of distributions to Partners.

Net cash (used for) provided by operating activities changed from $(57,800) for the three months ended March 31, 1998 to $2,800 for the three months ended March 31, 1999. The change was primarily due to the timing of the payment of certain of the Partnership's expenses.

Net cash provided by investing activities increased by $1,690,100 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998, as a result of the maturities of investments in debt securities.

Net cash used for financing activities did not change for the three-month periods under comparison.

The Partnership has no financial instruments for which there is material market risk.

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

The Partnership has not formulated a contingency plan. However, the General Partner believes that based on the status of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be less than such Limited Partners' Original Capital Contribution.

As disclosed in the Partnership's 1998 Annual Report, the General Partner is in the process of winding up the affairs of the Partnership. This process includes the resolution of all post sale matters including the release of funds held in escrow (released in May 1999). Following the February 28, 1999 distribution, the Partnership suspended distributions to Partners. Upon resolution of the post sale matters, the Partnership will pay a liquidating distribution to Partners of the remaining assets in the Partnership, less amounts reserved for existing liabilities, administrative expenses and amounts deemed necessary for contingencies and other post closing matters.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

     There were no reports filed on Form 8-K during the quarter ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL GROWTH FUND - XIV,
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By: FIRST CAPITAL FUND XIV, INC.
                             GENERAL PARTNER

Date:  May 13, 1999      By:  /s/  DOUGLAS CROCKER II
       ------------           ------------------------------------
                                   DOUGLAS CROCKER II
                              President and Chief Executive Officer

Date:  May 13, 1999      By: /s/     NORMAN M. FIELD
       ------------          --------------------------------------
                                     NORMAN M. FIELD
                             Vice President - Finance and Treasurer